Form 10-Q
period 2014-12-31
Alazzio Entertainment Corp
filed 2015-01-21
CIK 1609258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   8,360,000 common shares issued and outstanding as of December 31, 2014.

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

ALAZZIO ENTERTAINMENT CORP.

BALANCE SHEET

AS OF DECEMBER 31, 2014(UNAUDITED) AND MARCH 31, 2014

ASSETS	December 31, 2014 (Unaudited)	March 31, 2014 (Audited)

Current Assets
Cash and cash equivalents	$7,221	$178
Total Current Assets	7,221	178

Fixed Assets
Equipment	8,565	8,565
Total Fixed Assets	8,565	8,565

Total Assets	$15,786	$8,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$100	$-
Loan from director	9,050	2,800

Total Liabilities	9,150	2,800

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,360,000 shares issued and outstanding	8,360	6,000
Additional paid-in capital	21,159	-
Deficit accumulated during the development stage	(22,883)	(57)

Total Shareholders’ Equity	6,636	5,943

Total Liabilities and Shareholders’ Equity	$15,786	$8,743

See accompanying notes to unaudited financial statements.

ALAZZIO ENTERTAINMENT CORP.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHSENDED DECEMBER 31, 2014

 (UNAUDITED)

	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014

Revenues	$-	$-

Operating Expenses
General and administrative expenses	1,565	22,826
Total Operating Expenses	1,565	22,826

Net Loss From Operations	(1,565)	(22,826)

Provision for Income Taxes	-	-

Net Loss	$(1,565)	$(22,826)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,346,087	6,908,945

See accompanying notes to unaudited financial statements.

ALAZZIO ENTERTAINMENT CORP.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHSPERIOD ENDED DECEMBER 31, 2014

(UNAUDITED)

For Nine Months Ended December 31, 2014
Cash flows from operating activities:
Net loss for the period	$(22,826)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in Accounts Payable	100
Cash flows used in operating activities	(22,726)

Cash flows from financing activities:
Proceeds from sale of common stock	23,519
Loans payable	6,250
Cash flows provided by financing activities	29,769

Cash flows from investing activities
Purchase of Equipment	-
Cash flows used in investing activities	-

Net increase (decrease) in cash	7,043

Cash, beginning of the period	178
Cash, end of the period	$7,221

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to unaudited financial statements.

ALAZZIO ENTERTAINMENT CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Alazzio Entertainment Corp. was incorporated in the State of Nevada on January 24, 2014. We are a photo booth rental company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of December 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending December 31, 2014

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $7,221 of cash as of December 31, 2014.

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

DECEMBER 31, 2014

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

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

The balance due to the director was $9,050 as of December 31, 2014.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 19, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

In September 2014, the Company issued 2,360,000 shares of common stock for cash proceeds of $22,719 at $0.01 per share.

There were 8,360,000 shares of common stock issued and outstanding as of December 31, 2014.

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

DECEMBER 31, 2014

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 13, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company established a fiscal year end of March 31. As of December 31, 2014, we have not generated any revenues, have minimal assets and have incurred losses.

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

THREE AND NINE MONTHSPERIOD ENDED DECEMBER 31, 2014

Our net losses for the three and nine monthsperiod ended December 31, 2014 were $1,565, and $22,826 respectively. During the three and nine month period ended December 31, 2014 we have not generated any revenue.

During the three and nine months period ended December 31, 2014 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 8,346,087 and 6,908,945 for the three and nine months period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHSPERIOD ENDED DECEMBER 31, 2014

As at December 31, 2014, our total assets were $15,786. Total assets were comprised of $7,221 in cash and fixed assets of $8,565. As at December 31, 2014, our current liabilities were $9,150. Stockholders’ equity was $6,636.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended December 31, 2014, net cash flows used in operating activities was $22,726

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended December 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended December 31, 2014, net cash flows provided by financing activities was $29,769.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in United Kingdom, on January 21, 2015.

ALAZZIO ENTERTAINMENT CORP.

By:		/s/ Genadiy Fedosov
	Name:	Genadiy Fedosov
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)