Form 10-Q/A
period 2014-09-30
Alazzio Entertainment Corp
filed 2015-03-09
CIK 1609258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q /A

Amendment No. 1

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

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Mr. Dmitri Kapsamun , our president and director, may lend us funds. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ALAZZIO ENTERTAINMENT CORP.

By:	/s/	Dmitri Kapsamun
	Name:	Dmitri Kapsamun
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)