Form 10-K
period 2015-03-31
America Resources Exploration Inc.
filed 2015-07-15
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___________ to ____________

Commission file number: 333-196409

AMERICA RESOURCES EXPLORATION INC.
(Name of registrant in its charter)

Nevada	98- 1153516
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2800 Post Oak Boulevard
Suite 4100
Houston, TX 77056
(Address of principal executive offices)

(832) 390-2273
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐ No☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑.

As of September 30, 2014, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was $0, as there was no public market for the registrant’s common stock as of September 30, 2014.

At July 8, 2015, there were 129,400,000 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

America Resources Exploration Inc. (the "Company") was incorporated on January 24, 2014, under the laws of the State of Nevada to engage in any lawful corporate undertaking, with the specific intended business activity of operating photo booth rentals. The Company was incorporated under the name “Alazzio Entertainment Corp.” and changed its name to America Resources Exploration Inc. on April 29, 2015.

On April 3, 2015, a change in control of Alazzio Entertainment Corp. (the "Company") occurred by virtue of the Company's largest shareholder, Dmitri Kapsumun selling 90,000,000 shares (split adjusted) of the Company's common stock to Rise Fast Limited, a Hong Kong corporation. Such shares represent 71.77% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of the Company's Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of the Company.

On April 16, 2015,  the Company filed  a Certificate of Amendment with the Nevada  Secretary of State (the "Nevada SOS") whereby it amended its Articles of  Incorporation  by  increasing  the Company's authorized  number of shares of common  stock from 75 million to 300 million and increasing all of its issued and outstanding  shares of common stock at a ratio of fifteen (15) shares for every one (1) share  held.  The Company's Board of Directors approved this amendment on April 15, 2015 and shareholders holding 71.77% of the Company's issued and outstanding shares approved this amendment via a written consent executed on April 16, 2015.  All share amounts in this Form 10-K have been adjusted to reflect this stock split.

On April 17,  2015,  the  Company  filed  Articles of Merger with the Nevada SOS whereby it entered  into a statutory  merger with its  wholly-owned  subsidiary, America  Resources  Exploration Inc. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to "America Resources Exploration Inc."

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 4 million shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).

On June 12, 2015, the Company completed the acquisition of the Leases pursuant to the Asset Purchase Agreement. As a result of the completion of this acquisition, 4 million shares of the Company’s common stock were issued to Mr. Zheng Xiangwu, who owns the Company’s largest shareholder, Rise Fast Limited. The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing the Company’s stock at $0.04 per share.

Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 90,000,000 shares of the Company’s common stock. As a result of the transaction consummated pursuant to the Asset Purchase Agreement, Mr. Zheng controls a total of 94,000,000 shares, which represents 72.64% of the Company’s issued and outstanding shares.

In addition to a change in control of its management and shareholders and entering into the Asset Purchase Agreement, the Company's operations prior to entering into the Asset Purchase Agreement were limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

In connection with the completion of the acquisition of the Leases pursuant to the Asset Purchase Agreement, the Company has elected to enter into the oil and gas industry. Our primary objective is to enter the oil and gas industry by acquiring active oil and gas fields. This first step will allow us to enter the market in the U.S. and create immediate cash flow from producing wells. The Company intends to take advantage of currently depressed energy prices by taking over fields from companies that are unable to service their excessive debt due to falling oil prices.

In order to assist the Company’s entry into the oil and gas industry, the Company has added to two (2) members to its Board of Directors that provide, collectively, over sixty (60) years of experience in the exploration, development and production of oil and gas properties.

Mr. Joe M. Seabourn has over 30 years of experience working refinery up-grade design flow process and feasibility studies for Nigeria, Ecuador, Mongolia and Republic of Congo. He is currently using his strategic alliances to establish working joint ventures and partnerships in Congo, Central Africa.

Mr. Robert Wiener is our lead geologist and has over 30 years of experience in the industry. He worked on finding some of the most important fields in the world. While working for Conoco Egypt he generated prospects in the Gulf of Suez. Two (2) wells were subsequently drilled successfully. One of his other large finds is also while working for Conoco, Norway. He was deeply involved in interpreting seismic data in the Northern North Sea and Moere Basin. He also developed exploration projects in Russia, West Africa, Vietnam and countless other countries with huge oil potential. We believe that with Mr. Wiener as our lead geologist we will be able to maximize our return on investment and get the most out of our Leases.

Additional information regarding Mr. Seabourn’s and Mr. Wiener’s business experience is provided below under Item 10. Directors, Executive Officers and Corporate Governance.

CURRENT INVESTMENTS

On June 12, 2015, the Company acquired three (3) producing leases covering 714 acres situated in Atascosa and Frio Counties, Texas, located in the Eagle Ford Shale formation - the Jane Burns “C” (“Burns”), the Theo Rogers “C”, and the Theo Rogers “A” & “D” (“Rogers”) Leases. The Company acquired a 99.5% working interest (74.625% net revenue interest) in each lease.  We estimate the Burns and Rogers Leases contain 68,272 net barrels of proved oil reserves having a PV-10 value of approximately $1,007,000 as of April 1, 2015.

The Burns and Rogers Leases provide exploration and production opportunities in the Kyote Field pay zone, very near the Eagle Ford Shale play with access to available rig crews and other vendor-servicers, due to their close proximity to San Antonio, Texas.

The Rogers Lease currently has one (1) operating well, which provides between two to three (2-3) barrels of oil per day (“BOPD”). The Burns Lease also currently has one (1) operating well, which provides one to two (1-2) BOPD. The Company’s management and industry professionals believe that the Company can double or triple existing production on the Burns and Rogers Leases by bringing online 5 available, inactive wells on the Leases and potentially increase total production 2-3 BOPD per well.

The Rogers and Burns Leases hold collectively seven (7) oil wells, which do produce saltwater that must be disposed of. Currently, there are available off-lease options to disposes of the saltwater but the Company will consider enhancing future operations by utilizing an injection well or wells on this property for disposal of saltwater.

The following table shows, as of July 8, 2015, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage (1)
State	Gross	Net	Gross	Net	Gross	Net

Texas	2	1.9	190	189.0	305	303.5

(1) Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of July 8, 2015, the status of our gross acreage:

State	Held by Production	Not Held by Production

Texas	495	—

Acres that are Held by Production remain in force so long as oil or gas is produced from one or more wells on the particular lease. Leased acres that are not Held by Production requires annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the leased acreage. At the time oil or gas is produced from wells drilled on the leased acreage, the lease is considered to be Held by Production.

Proved Reserves

Proved reserves on these leases have been demonstrated consistently for the past several decades as the wells were initially drilled and completed by Texaco, and are still producing commercial quantities of oil.  Below are estimates of our net proved reserves as of July 8, 2015, net to our interest. All of our proved reserves are located in Texas.

Estimates of volumes of proved reserves at July 8, 2015, are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved Developed:
Producing	4,536	—
Non-Producing	8,546	—
Proved Undeveloped	55,190	—

	68,272	—

"Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons. "Mcf" refers to one thousand cubic feet. A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended April 1, 2015.  The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future gross revenue	$5,043,929
Deductions (including estimated taxes)	(3,580,148)

Future net cash flow	$1,463,781

Discounted future net cash flow	$1,006,861

Lee Keeling and Associates, Inc. (Lee Keeling) prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of April 1, 2015.  Lee Keeling is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at Lee Keeling.

Mr. Phillip W. Grice was the technical person primarily responsible for overseeing the preparation of the reserve report. Mr. Grice earned a Bachelor's Degree in Petroleum Engineering from the University of Tulsa and has more than 33 years of practical experience in the estimation and evaluation of petroleum reserves. Mr. Grice is a licensed Professional Engineer in the State of Texas.  We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

Our proved reserves include only those amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of proved reserves.

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include, decline curve analysis that utilize extrapolations of historical production and pressure data available through April 1, 2015, in those cases where such data were considered to be definitive.

Forecasts for future production rates are based on historical performance from wells currently on production in the region with an economic cut-off for production based upon the projected net revenue being equal to the projected operating expenses. No further reserves or valuation were given to any wells beyond their economic cut-off. Where no production decline trends have been established due to the limited historical production records from wells on the properties, surrounding wells historical production records were used and extrapolated to wells of the property. Where applicable, the actual calculated present decline rate of any well was used to determine future production volumes to be economically recovered. The calculated present rate of decline was then used to determine the present economic life of the production from the reservoir.

For wells currently on production, forecasts of future production rates were based on historical performance data. If no production decline trend has been established, future production rates were held constant, or adjusted for the effects of curtailment where appropriate, until a decline in ability to produce was anticipated. An estimated rate of decline was then applied to economic depletion of the reserves. If a decline trend has been established, this trend was used as the basis for estimating future production rates.

Proved developed non-producing and undeveloped reserves were estimated primarily by the performance and historical extrapolation methods. Test data and other related information were used to estimate the anticipated initial production rates from those wells or locations that are not currently producing. For reserves not yet on production, sales were estimated to commence at a date we determined to be reasonable.

In general, the volume of production from our oil and gas properties declines as reserves are depleted. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Accordingly, volumes generated from our future activities are highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.

Future Operations

Management is considering plans to reactivate the inactive wells through a rework program on the Leases. Additional rights may be leased out from mineral owners to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

During the last thirty-six (36) months, the wells located on the Leases have undergone some reworking, which includes the following:

-	Electrical infrastructure overhaul by installation of 1,200 feet of underground cable to the wells to connect electricity.
-	Replace belts on pumping unit/motor.
-	Firewall improvements and earth work cleanup.
-	Rebuilt down hole pump.
-	Installed 5 HP motor to bring well online.

Burns 6C:

-	Propane tanks & motor installed.

Rogers 9D:

-	Hauled off dirt and rebuilt firewalls.
-	Brought electricity to well site-electrical infrastructure improvements.
-	Pulled rods, tubing, & installed pump.
-	Acidization with chemicals down hole to stimulate production.
-	Tank battery overhauled and cleaned up. Old tanks removed. New tank installed.
-	Repaired old flow lines.
-	Pressure tested tubing down hole.
-	Repaired pumping unit, rebuilt insert pump.
-	Rebuilt down hole pump, replaced tubing Ts and stuffing box.

Rogers 3A, 7A, & 8A:

-	Performed RRC required H-15s to keep inactive wells in compliance.

Lease Data

Burns Lease

Acreage: 160

Working Interest: 99.5%; Net Revenue Interest: 74.625%

1 active well with 1-2 BOPD.

Depth of wells is from 3,550 to 3,639 ft.

Field: Kyote; Zone: Olmos “D” Reservoir.

Inventory: 2 pumping units, 2 oil tanks, 1 separator, 2 wells w/tubing & rods downhole, 2 downhole pumps in wells, 3 packers in wells; 2 wells w/electrical connection; 2 propane motors; 1 propane tank; 1 unused well head.

Rogers Lease

Acreage: 355

Working Interest: 99.5%; Net Revenue Interest: 74.625%

Has 1 active well doing 2-3 BOPD

Depth of wells is from 3,518 to 3,590 ft.

Field: Kyote; Zone: Olmos “D” Reservoir.

Inventory: 1 pumping unit, 1 oil tank (400 bbls), 1 well w/tubing & rods downhole, 1 downhole pump in well, 1 well w/electrical connection

Future Expansion

The Company is actively seeking to acquire producing and non-producing leases that will allow us to explore and drill in high-profile pay zones.

We intend to raise capital at a low cost from private placements so that we may acquire numerous additional leases, and to commence drilling, and taking advantage of the inevitable uptick in oil prices to come.

In the current climate, the Company believes that there are a very large number of oil & gas leases under distress due to the depressed prices and that we can strategically position the Company to acquire as many of these leases as possible at a discount to market value, hence creating shareholder value.

On the Burns and Rogers Leases, we intend to rework all current wells in order to increase production three to four fold. We are planning an exploration strategy to drill new wells on the current Leases, as well as acquire deeper rights in order to drill some of the wells at great depths. We expect that reservoirs at those depths could yield a very high daily output of oil.

Historic Production

Taking into consideration the current low prices of oil, we believe that we have a viable strategy as our company is currently debt-free and already owns rights to substantial revenue generating leases and assets. We are confident in our team of geologists and engineers to identify the appropriate distressed leases for further acquisitions and believe, if we can raise sufficient capital from the sale of equity, that we will be able to substantially increase current production from existing wells on all our acquisitions.

ITEM 1A. RISK FACTORS

Risks Related to Our Oil and Gas Operations

If our exploration and development programs prove unsuccessful, we may not be able to continue operations.

An investment in our company should be considered highly speculative due to the nature of our involvement in the exploration, development and production of oil and natural gas.  Oil and gas exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered.  The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment.  Our inability to drill wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, financial condition and results of operations.

Future oil and gas acquisitions or exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after exploration, drilling, operating and other costs.  Completion of wells does not ensure a profit on the investment or recovery of exploration, drilling, completion and operating costs.  Drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect production.  Adverse conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions.

Fluctuations in commodity prices could have a material impact on our revenues, which would affect our profitability.

Commodity price risk related to conventional crude oil prices could become our most significant market risk exposure if we achieve oil and natural gas production.  Crude oil prices are influenced by such worldwide factors as the Organization of the Petroleum Exporting Countries actions, political events and supply and demand fundamentals.  At this time, we cannot accurately predict these fluctuations because we do not know when we will commence generating revenues from our oil and gas operations.  Furthermore, we cannot estimate, at this time, the impact of commodity price fluctuations until we can predict the level of revenues.

Application, interpretation and enforcement of government tax and other legislation is inconsistent making it difficult for us to ensure that we are compliant which could lead to penalties.

The tax environment in the United States is subject to change, inconsistent application, interpretation and enforcement.  Non-compliance with US laws and regulations can lead to the imposition of penalties and interest.  We intend to make every effort to conform to these laws and regulations. However, our interpretations and those of our advisors may not be the same as those of government officials, which could lead to penalties and interest.

We face competition which could adversely affect our ability to significantly penetrate the oil and gas market in the U.S., which may make it difficult to attain profitability.

The oil and gas market in the U.S. is highly competitive. Most of the competitors are major international energy industry operators.  These competitors have various advantages over us, including:

-
Substantially greater financial resources, which gives them greater access to the types of distressed properties that we are targeting and flexibility when developing their exploration and drilling programs;

-	greater recognition in the industry, which influences a potential partners’ decision to participate in programs;
-	larger operations, which provides economies of scale and operating efficiencies not available to us;
-	longer operating histories; and
-	more established relationships with strategic partners.

We may be unable to successfully compete with these established competitors, which may adversely affect our ability to acquire additional properties and thus impact our ability to generate revenue.

Compliance, interpretation and enforcement with evolving environmental laws and regulations may impact our expenses in a negative manner, which would directly impact our profit margins.

Extensive national, regional and local environmental laws and regulations in the U.S. will affect our operations.  These laws and regulations set various standards regulating certain aspects of health and environmental quality which provide for user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. We believe we are currently in compliance with all existing environmental laws and regulations.  However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent.  Compliance in the future could require significant expenditures, which would directly impact our profit margins.

Drilling, exploring for and producing oil is a high risk activity with many uncertainties that could adversely affect our business, financial condition and results of operations.

Our future financial condition and results of operations will depend on the success of our drilling, exploration and production activities. These activities are subject to numerous risks beyond our control, including the risk that drilling will not result in economic oil production or increases in reserves. Many factors may curtail, delay or cancel our scheduled development projects, including:

•	decline in oil prices;
•	compliance with governmental regulations, which may include limitations on hydraulic fracturing, access to water or the discharge of greenhouse gases;
•	inadequate capital resources;
•	inability to attract and retain qualified personnel;
•	unavailability or high cost of drilling and completion equipment, services or materials;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	adverse weather conditions;
•	surface access restrictions;
•	mechanical difficulties.

Oil prices are volatile, and a decline in oil  prices could significantly affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial commitments.

Our revenues, profitability and cash flow will depend substantially upon the prices and demand for oil. The markets for this commodity are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for oil fluctuate widely in response to relatively minor changes in the supply and demand for these commodities, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of oil;
•	domestic and foreign consumer demand for oil;
•	overall United States and global economic conditions;
•	price and availability of alternative fuels;
•	governmental regulations;
•	technological advances affecting oil consumption.

Further, oil prices continue to be volatile. Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale gas and, more recently, tight oil projects. The results of higher investment in the exploration for and production of oil and gas and other factors, such as global economic and financial conditions discussed below, may cause the price of oil to fall. Lower oil prices may not only cause our revenues to decrease but also may reduce the amount of oil that we can produce economically. Substantial decreases in oil prices would render uneconomic some or all of our drilling locations. This may result in our having to impair our estimated proved reserves and could have a material adverse effect on our business, financial condition and results of operations. Further, if oil prices significantly decline for an extended period of time, we may, among other things, be unable to have any borrowing capacity, repay future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock.

Future economic conditions in the U.S. and international markets could materially and adversely affect our business, financial condition and results of operations.

The U.S. and other world economies continue to experience the after-effects of a global recession and credit market crisis. More volatility may occur before a sustainable growth rate is achieved either domestically or globally. Even if such growth rate is achieved, such a rate may be lower than the U.S. and international economies have experienced in the past. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower, future economic growth rate will result in decreased demand for our oil production and lower commodity prices, and consequently reduce our revenues, cash flows from operations and our profitability.

We are subject to complex governmental laws and regulations that may adversely affect the cost, manner and feasibility of doing business.

Our oil drilling, production and gathering operations are subject to complex and stringent laws and regulations. To operate in compliance with these laws and regulations, we must obtain and maintain numerous permits and approvals from various federal, state and local governmental authorities. We may incur substantial costs to comply with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations apply to our operations. Such costs could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by government authorities, could have a material adverse effect on our business, financial condition and results of operations.

Environmental laws and regulations may expose us to significant costs and liabilities.

There is inherent risk of incurring significant environmental costs and liabilities in our oil operations due to the handling of petroleum hydrocarbons and generated wastes, the occurrence of air emissions and water discharges from work-related activities and the legacy of pollution from historical industry operations and waste disposal practices. We may incur joint and several or strict liability under these environmental laws and regulations in connection with spills, leaks or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, some of which have been used for exploration, production or development activities for many years and by third parties not under our control. In particular, the number of private, civil lawsuits involving hydraulic fracturing has risen in recent years. Since late 2009, multiple private lawsuits alleging ground water contamination have been filed in the U.S. against oil and gas companies, primarily by landowners who leased oil and gas rights to defendants, or by landowners who live close to areas where hydraulic fracturing has taken place. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition and results of operations. We may not be able to recover some or any of these costs from insurance.

Our business requires significant capital expenditures and we may not be able to obtain needed capital or financing on satisfactory terms or at all.

Our exploration, development and acquisition activities require substantial capital expenditures. We intend to fund our capital expenditures through a combination of private or public equity financings. We may not be able to obtain equity financing on favorable terms or at all. The failure to obtain financing could cause us to scale back our exploration and development operations, which in turn could lead to a decline in our oil production and reserves, and in some areas a loss of properties.

Currently, all of our properties are located in two (2) counties in the State of Texas, making us vulnerable to risks associated with having our production concentrated in a small area.

All of our estimated proved reserves are concentrated in two (2) counties in Texas: Atascosa and Frio Counties. As a result of this concentration, we are disproportionately exposed to the natural decline of production from these fields as well as the impact of delays or interruptions of production from these wells, which could be caused by significant governmental regulation, transportation capacity constraints, curtailments of production, service delays, natural disasters or other events that impact this area.

Market conditions or transportation and infrastructure impediments may hinder our access to oil markets or delay our production or sales.

Market conditions or the unavailability of satisfactory oil processing and transportation services and infrastructure may hinder our access to oil markets or delay our production or sales. The availability of a ready market for our oil production depends on a number of factors, including market demand and the proximity of our reserves to pipelines or trucking and rail terminal facilities. In addition, the amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to maintenance, physical damage to the gathering or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, we are provided with limited, if any, notice as to when these circumstances will arise and their duration. As a result, we may not be able to sell, or may have to transport by more expensive means, the oil that we produce, or we may be required to shut in oil wells or delay initial production until the necessary gathering and transportation systems are available. Any significant curtailment in gathering system, transportation, pipeline capacity or significant delay in construction of necessary gathering and transportation facilities, could adversely affect our business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, materials, personnel and oilfield services could adversely affect our ability to execute our drilling and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of equipment, oilfield services and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling and completion crews rise as the number of active rigs in service increases. Increasing levels of exploration and production will increase the demand for oilfield services, and the costs of these services may increase, while the quality of these services may suffer. If the availability of equipment, crews, materials and services in Atascosa and/or Frio County is particularly severe, our business, results of operations and financial condition could be materially and adversely affected because our properties are located solely in those counties.

Competition in the oil and gas industry is intense, and most of our competitors have resources that are greater than ours.

We operate in a highly competitive environment for acquiring prospects and productive properties, marketing oil and securing equipment and skilled personnel. Most of our competitors are major and large independent oil and gas companies that have financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to develop and operate our current project, acquire additional prospects and discover reserves in the future will depend on our ability to hire and retain qualified personnel, evaluate and select suitable properties and consummate transactions and in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may not be able to compete successfully in the future in attracting and retaining qualified personnel, acquiring prospective reserves, developing reserves, marketing oil and raising additional capital.

Unless we replace our oil reserves, our reserves and production will decline.

Our future oil production depends on our success in finding or acquiring additional reserves. If we fail to replace reserves through reworking, drilling or acquisitions, our production, revenues and cash flows will be adversely affected. In general, production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced, unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be limited to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves.

Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of our proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve reports. These differences may be material.

The proved oil reserves data included in this report and the Lee Keeling and Associates Report are estimates. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future oil prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserves estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of oil that is ultimately recovered;
•	the production and operating costs incurred;
•	the amount and timing of future development expenditures; and
•	future oil prices.

As of July 8, 2015, 82% of our proved reserves were proved undeveloped. Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves. Furthermore, different reserve engineers may make different estimates of reserves and future net revenues based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

The PV-10 included in this report should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties.

The non-GAAP financial measure, PV-10, in this report is based on an estimated $73.88/Bbl for oil. This pricing was based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve (12) month period ended April 1, 2015, as required under SEC rules and regulations. Actual future net revenues will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation.

Operating hazards or other interruptions of our operations could result in potential liabilities, for which we do not have insurance.

The oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of gas, oil or well fluids, fires, surface and subsurface pollution and contamination, and releases of toxic gas. The occurrence of one of the above may result in injury, loss of life, suspension of operations, environmental damage and remediation and/or governmental investigations and penalties.  We do not currently have insurance and if we do acquire insurance at the commencement of operations, then consistent with insurance coverage generally available to the industry, we expect that our insurance policies will provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. Our insurance, when acquired, might be inadequate to cover our liabilities. The insurance market in general and the energy insurance market in particular have been difficult markets over the past several years. Insurance costs are expected to continue to increase over the next few years, and we may decrease coverage and retain more risk to mitigate future cost increases. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

Our results are subject to quarterly and seasonal fluctuations.

Our quarterly operating results may fluctuate and could be negatively impacted in the future as a result of a number of factors, including seasonal variations in oil  prices, variations in levels of production, if an when production commences,  and the completion of development projects.

Risks Relating to an Investment in our Securities

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our -operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules thereby potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our shares are quoted on the OTC/BB, however none of our shares have ever traded.  NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

TRACT 1: Roger f Theo "A" and "D" Lease  335 acres of land, more or less, being all of the Leopold Menetrier Survey No 1347, A-510 and A-583, Frio and Atascosa Counties, Texas, more commonly referred to as the Rogers "A" Lease, Wells #3, #7, and #8, and the Rogers "D" Lease, Well #9, as to and only as to those rights from the surface down to 100 feet below the base of the Olmos-D-Reservoir as encountered at the subsurface depth of 3,566 feet in The Texaco Jane Burns "B" Well No. 28; Subject to Oil, Gas and Mineral Lease, dated November 2, 1946, from K. T. Tidwell and wife Olga Tidwell, and Theo Rogers and wife Veta Rogers to Shell Oil Co„ recorded in Volume 184, Page 358, Deed Records of Atascosa County, Texas, as amended by instrument dated July 27, 1951, recorded in Volume 208, Page 511 of the Deed Records of Atascosa County, Texas.

Rogers, Theo “C”: 219 acres of land, more or less, being all of the Irene L. Menetrier Survey No. 1346, A-584, Cert 48 , Pat 330 Vol. 29, Atascosa County, Texas, more commonly referred to as the Rogers “C” Lease, Well #5, as to and only as to those rights from the surface down to 100 feet below the base of the Olmos-D-Reservoir as encountered at the subsurface depth of 3,566 feet in The Texaco Jane Burns “B” Well No. 28, save and except the northeast 102.4 acres thereof, the southwest line of which is parallel with the northeast line of said survey; Subject to Oil, Gas and Mineral Lease, dated July 27, 1951, from Theo Rogers and wife Veta Rogers, and K.T. Tidwell and wife Olga Tidwell and to Miller Royalty Company and C.C. Dauchy, recorded in Volume 209, page 581, Deed Records of Atascosa County, Texas.

TRACT 2: Jane Burns "C" Lease Tract 2: 160 acres of land, more or less. being the north 160 acres. in the form of a square, of the Francis Oerelling Survey No. 1336, A-532 and A-654, Frio and Atascosa Counties, Texas, and the northeast and northwest lines of this 160-acre tract lying upon the northeast and northwest lines respectively of said survey, and the southeast and southwest lines of the 160-acre tract being parallel with the northwest and northeast lines respectively, of said survey, as to and only as to those rights from the surface down to 100 feet below the base of the Olmos -D- Reservoir as encountered at the subsurface depth of 3,566 feet in the Texaco Jane Burns "B" Well No. 28.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no established public trading market for our securities and a public trading market may never develop, or, if any market does develop, it may not be sustained. Our common stock started trading on the OTCQB of the OTC Markets Group in June 2015 and previously was not traded on any exchange or on the over-the-counter market.

Holders

As of July 8, 2015, we had fourteen (14) shareholders of record of our common stock and believe that there may be additional beneficial holders of our common stock.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

The company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future.  Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.  The company does not have any arrangements for such issuances or arrangements at this time.

Recent Sales of unregistered securities

On February 19, 2014, the Company issued 90,000,000 shares of common stock (split adjusted) to Dmitri Kapsamun, who was a director of the Company at the time, for cash proceeds of $6,000 at $.001 per share.   No underwriters were utilized in connection with this sale of securities.  On April 3, 2015, Mr. Kapsamun sold all such shares to Rise Fast Limited, a Hong Kong corporation, which, after a 15 for 1 stock split represented 90 million shares of the Company’s common stock.

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Share Exchange Agreement”) with Mr. Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 4 million shares of its common stock on June 12, 2015 in exchange for one hundred percent interest in certain oil and gas leases giving the holder the right to produce oil and gas from an aggregate of 714 acres located in Frio and Atascosa Counties, Texas.  Mr. Zheng is the sole owner of Rise Fast Limited, a Hong Kong corporation, which is the majority shareholder of the Company and, prior to this transaction, owned a total of 90 million shares of the Company’s common stock.   The number of shares issued to Mr. Zheng was determined by valuing the oil and gas leases at $160,000 and valuing the Company’s stock at $0.04 per share.

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 2.55 million shares of its common stock. No underwriters were utilized in connection with this sale of securities.  The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchase irrevocably agrees to purchase 1million at $0.15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 750,000 shares at the price of $0.20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 800,000 shares at the price of $0.20 per share.  On June 19, 2015, the Company received payment of $150,000 for the first tranche described above.

EXEMPTION FROM REGISTRATION. The foregoing issuances of securities were exempt from registration pursuant to Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering and Regulation D promulgated thereunder. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. The purchaser represented to the Company that they were purchasing the securities for their own account and not for the account of any other persons. The purchasers were provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2015.

Stock Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this current report on Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this current report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this current report on Form 10-K.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Corporate History

America Resources Exploration Inc. was incorporated on January 24, 2014, under the laws of the State of Nevada to engage in any lawful corporate undertaking, with the specific intended business activity of operating photo booth rentals. The Company was incorporated under the name “Alazzio Entertainment Corp.” and changed its name to America Resources Exploration Inc. on April 17, 2015.

In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

Subsequent to the Company’s fiscal year end of March 31, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated June 10, 2015, with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 4 million shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).

Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 90,000,000 shares of the Company’s common stock. As a result of this transaction, Mr. Zheng controls a total of 94,000,000 shares, which represents 72.64% of the Company’s issued and outstanding shares.

The transaction was completed on June 12, 2015 and accounted for a business combination as the Company is under control of Mr. Zheng.

The three (3) producing leases acquired by the Company are situated in Atascosa and Frio Counties, Texas, located in the Eagle Ford Shale formation - the Jane Burns “C” (“Burns”), the Theo Rogers “C”, and the Theo Rogers “A” & “D” (“Rogers”) Leases. The Company acquired a 99.5% working interest (74.625% net revenue interest) in each lease.  We estimate the Burns and Rogers Leases contain 68,272 net barrels of proved oil reserves having a PV-10 value of approximately $1,007,000 as of April 1, 2015.

Business Overview

The Burns and Rogers Leases provide exploration and production opportunities in the Kyote Field pay zone, very near the Eagle Ford Shale play with access to available rig crews and other vendor-servicers, due to their close proximity to San Antonio, Texas.

The Rogers Lease currently has one (1) operating well, which provides between two to three (2-3) barrels of oil per day (“BOPD”). The Burns Lease also currently has one (1) operating well, which provides one to two (1-2) BOPD. The Company’s management and industry professionals believe that the Company can double or triple existing production on the Burns and Rogers Leases by bringing online 5 available, inactive wells on the Leases and potentially increase total production 2-3 BOPD per well.

The Rogers and Burns Leases hold collectively seven (7) oil wells which have a long history of producing a favorable oil to water ratio, such that an injection well is not needed for disposal of saltwater.

Management is considering plans to reactive the inactive wells through a rework program on the Leases. Additional rights may be leased out from mineral owner to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

Due to the fact that the acquisition of the Burns and Rogers Leases occurred subsequent to the Company’s fiscal year ended March 31, 2015, the analysis provided below is based on the Company’s condition as at its fiscal year end and does not take into account the Company’s current assets and operations.

Fiscal Years Ended March 31, 2015 and 2014

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements for the fiscal years ended March 31, 2015 and 2014 and accompanying notes appended thereto that are included in this annual report.

Results of Operations for the Year Ended March 31, 2015

The Company’s operating expenses for the year ended March 31, 2015 increased to $29,976 from $57 for the year ended March 31, 2014.   The Company was incorporated on January 24, 2014, and had not begun any business prior to its year end in 2014. Subsequent to March 31, 2014, the Company began its operations and filed a registration statement on Form S-1 with the Securities and Exchange Commission, resulting in incurring expenses for transfer agent fees, accounting and audit fees, bank charges, legal fees and regulatory filing fees.

Plan of Operation

The Company’s prior business plan, as of May 2014, was to develop a photo booth rental business. The Company’s twelve (12) month plan was to raise funds from its public offering of shares of its common stock to establish an office, develop a website, purchase one (1) photo booth along with equipment and supplies, commence a marketing campaign and pay for professional and legal fees associated with its public offering. The Company sold 35,400,000 (split adjusted) shares under its public offering for cash proceeds of $23,519. As a result of the acquisition of the assets described above, the Company’s operations moved into the oil and gas sector and its plan of operations therefore has been amended.

Management is considering plans to reactive the inactive wells through a rework program on the Leases. Additional rights may be leased out from mineral owner to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

The Company is actively seeking to acquire producing and non-producing leases that will allow us to explore and drill in high-profile pay zones.

We intend to raise capital at a low cost from private placements so that we may acquire numerous additional leases, and to commence drilling, and taking advantage of the inevitable uptick in oil prices to come.

In the current climate, the Company believes that there are a very large number of oil & gas leases under distress due to the depressed gas prices and that we can strategically position the Company to acquire as many of these leases as possible at a discount to market value, hence creating shareholder value.

On the Burns and Rogers Leases, we intend to rework all current wells in order to increase production three to four fold. We are planning an exploration strategy to drill new wells on the current Leases, as well as acquire deeper rights in order to drill some of the wells at great depths. We expect that reservoirs at those depths could yield a very high daily output of oil.

Liquidity and Capital Resources

Working Capital

The Company had negative working capital of $29 at March 31, 2015, compared to working capital of $5,943 as of March 31, 2014. The decrease in our working capital was due to the accrual of $5,600 of expenses during the fiscal year ended March 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICA RESOURCES EXPLORATION INC.
FORMERLY ALAZZIO ENTERTAINMENT CORP.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	22

Balance Sheets as of March 31, 2015 and 2014	23

Statements of Operations for the year ended March 31, 2015 and period from January 24, 2014 (Date of Inception) to March 31, 2014	24

Statements of Changes in Stockholders’ (Deficit) Equity for the year ended March 31, 2015 and period from January 24, 2014 (Date of Inception) to March 31, 2014	25

Statements of Cash Flows for the year ended March 31, 2015 and period from January 24, 2014 (Date of Inception) to March 31, 2014	26

Notes to the Financial Statements	27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
America Resources Exploration, Inc., formerly Alazzio Entertainment Corp.

We have audited the accompanying balance sheets of America Resources Exploration, Inc., formerly Alazzio Entertainment Corp.  ("the Company") as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholders' (deficit) equity, and cash flows for the year ended March 31, 2015 and for the period from inception (January 24, 2014) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended March 31, 2015 and for the period from inception (January 24, 2014) to March 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Briggs & Veselka, Co.

Briggs & Veselka Co.
Houston, Texas
July 14, 2015

AMERICA RESOURCES EXPLORATION INC.
FORMERLY ALAZZIO ENTERTAINMENT CORP.
BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS

Current assets
Cash and cash equivalents	$5,971	$178
Total current assets	5,971	178

Fixed assets
Equipment	-	8,565
Total fixed assets	-	8,565

Total assets	$5,971	$8,743

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Liabilities
Current liabilities
Accounts payable	$400	$-
Loan from director	-	2,800
Accrued expenses	5,600	-
Total liabilities	6,000	2,800

Commitments and contingencies	-	-

Stockholders’ (deficit) equity
Common stock, par value $0.001; 300,000,000 shares authorized, 125,400,000 and 90,000,000
shares issued and outstanding as of March 31, 2015 and 2014 (1)	8,360	6,000
Additional paid in capital	21,159	-
Retained deficit	(29,548)	(57)
Total stockholders’ (deficit) equity	(29)	5,943

Total liabilities and stockholders’ (deficit) equity	$5,971	$8,743

(1)
All common share amounts and per share amounts in these financial statements reflect the 15-for-1 split of the issued and outstanding shares of common stock of the Company, effective April 29, 2015, including retroactive adjustment of common share amounts.  See Note 7.

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION INC.
 FORMERLY ALAZZIO ENTERTAINMENT CORP.
STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31, 2015	For the period from January 24, 2014 (Inception) to March 31, 2014

Revenues	$-	$-

Operating expenses
General and Administrative Expenses	29,976	57

Total operating expenses	29,976	57

Net loss from operations	(29,976)	(57)

Other income (expense)
Gain on debt extinguishment	9,050	-
Loss on disposal of equipment	(8,565)	-
Total other income	485	-

Net loss	$(29,491)	$(57)

Net loss per share – basic and diluted	$-	$-

Weighted average number of shares outstanding – basic and diluted (1)	109,950,000	90,000,000

(1)
All common share amounts and per share amounts in these financial statements reflect the 15-for-1 split of the issued and outstanding shares of common stock of the Company, effective April 29, 2015, including retroactive adjustment of common share amounts.  See Note 7.

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION INC.
FORMERLY ALAZZIO ENTERTAINMENT CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’ (Deficit)
	Shares (1)	Amount	Capital	Deficit	Equity

Inception, January 24, 2014	-	$-	$-	$-	$-

Shares issued for cash	90,000,000	6,000	-	-	6,000

Net loss				(57)	(57)
Balance, March 31, 2014	90,000,000	6,000	-	(57)	5,943

Shares issued for cash	35,400,000	2,360	21,159	-	23,519

Net loss				(29,491)	(29,491)

Balance, March 31, 2015	125,400,000	$8,360	$21,159	$(29,548)	$(29)

(1)
All common share amounts and per share amounts in these financial statements reflect the 15-for-1 split of the issued and outstanding shares of common stock of the Company, effective April 29, 2015, including retroactive adjustment of common share amounts.  See Note 7.

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION INC.
FORMERLY ALAZZIO ENTERTAINMENT CORP.
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31, 2015	For the period from January 24, 2014 (Inception) to March 31, 2014
Cash flows from operating activities
Net loss	$(29,491)	$(57)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on debt extinguishment	(9,050)	-
Loss on disposal of asset	8,565	-
Change in operating assets and liabilities:
Accounts payable	400	-
Accrued interest payable	5,600	-
Net cash from operating activities	(23,976)	(57)

Cash flows from investing activities
Purchase of equipment	-	(8,565)
Net cash from investing activities	-	(8,565)

Cash flows from financing activities
Proceeds from loan from director	6,250	2,800
Proceeds from Sale of common stock	23,519	6,000
Net cash from financing activities	29,769	8,800

Net change in cash and cash equivalents	5,793	178

Cash and cash equivalents
Beginning of period	178	-
End of period	$5,971	$178

The accompanying notes are an integral part of these financial statements

AMERICA RESOURCES EXPLORATION INC.
FORMERLY ALAZZIO ENTERTAINMENT CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

America Resources Exploration Inc. (the “Company”), was incorporated in the State of Nevada on January 24, 2014. The Company was incorporated under the name Alazzio Entertainment Corp. and changed its name to America Resources Exploration Inc. on April 17, 2015.  Alazzio Entertainment Corp. was a photo booth rental business, which the Company has exited.  On June 12, 2015, the Company completed an acquisition of working interests in certain oil & gas properties as discussed in Note 8.

Going Concern – The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities over the normal course business. The Company has incurred cumulative net losses since its inception and will require capital for future operating activities to take place.  The Company’s ability to raise funding through the future issuance of debt or common stock is unknown.  The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation – The Company's March 31. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with the original maturities of three months or less to be cash equivalents.

Income Taxes – Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company's tax returns filed since inception are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Revenue Recognition – The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Earnings (Loss) Per Share – Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015 and 2014.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

NOTE 3 – DISPOSAL OF ASSET

In March 2014, the Company purchased a photo booth which was never placed in service.  At March 31, 2015, the Company disposed of the asset upon the exit of that line of business.

NOTE 4 – LOAN FROM DIRECTOR

The Director of the Company made loans to the Company which were unsecured, non-interest bearing and due on demand.  As of March 31, 2014, the balance due on demand to the Director was $2,800. During the year ended March 31, 2015, the Director made additional loans of $6,250 due on demand. As of March 31, 2015, the total loan balance was forgiven by the Director in connection with the exit of the photo booth line of business.  A gain on debt extinguishment was recorded for $9,050, which is reported in the other income in the statements of operations.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

As of March 31, 2015 and 2014, based on the results of the Company’s operations there were no provision for income taxes. As of March 31, 2015 and 2014, the Company had net operating loss carryforward of approximately $29,548 and $57, respectively, of net operating loss carryforwards available to offset future federal income taxes expiring beginning in 2034.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. It is noted that when a change in ownership occurs the net operating loss carryforwards may be limited as to the use in the future years.

At March 31, 2015 and 2014 a reconciliation of income tax (expense) benefit at the statutory rate to the Company’s actual income tax expense is shown below:

	2015	2014

Computed at the statutory rate (34%)	$(10,006)	$(19)
Increase resulting from:
Changes in the deferred tax asset valuation allowance	10,006	19

ACTUAL TAX (EXPENSE) BENEFIT	$-	$-

NOTE 7 – COMMON STOCK

On April 16, 2015,  the Company filed  a Certificate of Amendment with the Nevada Secretary of State whereby it amended its Articles of  Incorporation  by  increasing  the Company's authorized  number of shares of common  stock from 75 million to 300 million and increasing all of its issued and outstanding  shares of common stock at a ratio of fifteen (15) shares for every one (1) share  held.  All share amounts in these financial statements have been adjusted to reflect this stock split.

During the fiscal year ended March, 31, 2014, Company issued 90,000,000 shares (split adjusted) of common stock to a Director for cash proceeds of $6,000 at $0.001 per share.

During the fiscal year ended March 31, 2015, the Company issued 35,400,000 shares (split adjusted) of common stock for cash proceeds of $23,519 at $0.01 per share.

There were 125,400,000 shares (split adjusted) of common stock issued and outstanding as of March 31, 2015. There were 90,000,000 shares (split adjusted) of common stock issued and outstanding as of March 31, 2014.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.   Management determined that the following were reportable subsequent events.

On April 3, 2015, a change in control of Alazzio Entertainment Corp. (the "Company") occurred by virtue of the Company's largest shareholder, Dmitri Kapsumun selling 90,000,000 shares (split adjusted) of the Company's common stock to Rise Fast Limited, a Hong Kong corporation. Such shares represent 71.77% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of the Company's Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of the Company.

On April 17, 2015, the Company changed its corporate name from Alazzio Entertainment Corp to America Resources Exploration Inc.  The Company’s stock symbol was changed to “AREN” as of April 20, 2015.

On June 10, 2015, Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 4,000,000 shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).

On June 12, 2015, the Company completed the acquisition of the Leases pursuant to the Asset Purchase Agreement. As a result of the completion of this acquisition, 4 million shares of the Company’s common stock were issued to Mr. Zheng Xiangwu, which owns the Company’s largest shareholder, Rise Fast Limited. The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing the Company’s stock at $0.04 per share.

Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 90,000,000 shares of the Company’s common stock. As a result of this transaction, Mr. Zheng controls a total of 94,000,000 shares, which represents 72.64% of the Company’s issued and outstanding shares.

In addition to a change in control of its management and shareholders and entering into the Asset Purchase Agreement, the Company's operations prior to entering into the Asset Purchase Agreement were limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

In connection with the completion of the acquisition of the Leases pursuant to the Asset Purchase Agreement, the Company has elected to enter into the oil and gas industry. The Company’s primary objective is to enter the oil and gas industry by acquiring active oil and gas fields. This first step will allow the Company to enter the market in the U.S. and create immediate cash flow from producing wells. The Company intends to take advantage of currently depressed energy prices by taking over fields from companies that are unable to service their excessive debt due to falling oil prices.

In order to assist the Company’s entry into the oil and gas industry, the Company has added to two (2) members to its Board of Directors that provide, collectively, over sixty (60) years of experience in the exploration, development and production of oil and gas properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2015.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2015.

Management believes that the appointment of one or more independent directors, will remedy the lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of IFRS and SEC disclosure requirements.

Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties.

Any effort to increase the size of the Board of Directors, appoint independent directors or personnel is conditional upon the Company raising additional capital.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are members of the Company’s Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment

Huang Yu	32	Member of the Board of Directors; President, Secretary and Treasurer	April 3, 2015

Joe M. Seabourn	64	Member of the Board of Directors	June 12, 2015

Robert A. Wiener	65	Member of the Board of Directors	June 12, 2015

(c) Identification of certain significant employees.

The Company currently does not have any significant employees. However, the Company will hire Mr. Seabourn as the Company’s Head Geologist and be paid a salary of $3,000 per month.

(d) Family relationships. None.

(e) Business experience.

Mr. Huang Yu

From July 2010 through January 2015, Mr. Huang was employed, in different capacities, by the Chinese Construction Third Construction Company Limited, a construction company based in Guang Xi, China. From July 2010 through September 2012, he was an Assistant Engineer for the company; from October 2012 through October 2013, he worked as an Engineer; and from November 2013 through January 2015, Mr. Huang was the Chief Engineer and Operating Officer. Mr. Huang graduated from the Inner Mongolia University of Science and Technology with a Bachelor's Degree in 2009. Mr. Huang has not served as an officer or director of any other SEC registered company.

Mr. Yu has not held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

Mr. Joe M. Seabourn – Member of the Board of Directors

Mr. Seabourn, age 64, has been an officer of U.S. Energy – Resources LLC, based in Abilene, Texas, since 2000, which presently is acquiring land holds and leases to drill near Sylvester, Texas. Mr. Seabourn has over 30 years of experience working refinery up-grade design flow process and feasibility studies for Nigeria, Ecuador, Mongolia and Republic of Congo. He is currently using his strategic alliances to establish working joint ventures and partnerships in Libya, North Africa. Mr. Seabourn also served in the US Army 101st Airborne from 1968 to 1972 and was awarded four Bronze Stars. Mr. Seabourn also received a patent for Diverter Valve for Offshore Drilling Applications.

Mr. Seabourn has not held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act. Mr. Seabourn will be employed by the Company as Head Geologist and will receive a salary of $3,000 per month.

Mr. Robert A. Wiener – Member of the Board of Directors

Mr. Wiener, age 65, received his Bachelors in Science, Geology, in 1973, University of Rhode Island. He spent his senior year at the Middle East Technical University, Ankara, Turkey in a cooperative program with the University of Rhode Island.

From October 2012, Mr. Wiener has been President of Goh Exploration, Inc., which is in the business of interpreting new 3D data set on-shore Southern Basin for Petrotrin (a petroleum company of Trinidad and Tobago) with Getz Exploration Consultants that generates significant overthrust and subthrust prospects. The focus of his work through Goh Exploration is the development of techniques to interpret poor data and develop new models of tectonic framework. Mr. Wiener has worked with a wide range of international companies, from some that are in the start-up phase and up to meeting the President of Republic of Congo to propose industrial and exploration projects. He has worked with private businessman to review Niger’s Agadem Area as well as other international projects. From October 2009 to October 2012, Mr. Wiener worked to generate Hackberry and Miocene prospects in southwest Louisiana and helped sell leases.

Mr. Wiener has not held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act. The Company has agreed to engage Mr. Wiener as a consultant on a continuing basis, reviewing all rework projects on the wells and new lease purchases, at his ongoing rate of $200 per hour.

(f) Involvement in certain legal proceedings.

None of the Company’s executive officers or directors have been involved in any legal proceedings during the past five (5) years.

(g) Promoters and control persons.

Mr. Zheng Xiangwu is the Company’s controlling shareholder. Mr. Zheng has not been a party to any legal proceedings at any time during the past five (5) years

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. The Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Audit Committee

We do not have an Audit Committee. The Company's board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

ITEM 11. EXECUTIVE COMPENSATION

The Company has not paid any compensation to any of its officers or directors and does not have any agreements in place or understandings to pay any compensation to its officers and directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 8, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class

Common Stock	Zheng Xiang Wu (2) Central office at 9th Floor Amtel Building 148 Des Voeux Road Central, Hong Kong China	94,000,000	72.64%

Common Stock	Huang Yu Gao Xin Kai Fa Qu Gao Xin Si Lu Zhong Jian San Ju Rong He Tian Yu Xiang Mu Bu, Liu Zhou Guang Xi, China	-0-	-

Common Stock	Joe M. Seabourn 2925 Robertson Dr. Abilene, Texas 79606	-0-	-

Common Stock	Robert A. Wiener 2537 s. Gessner, #201 Houston, Texas 77063	-0-	-

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 8, 2015. As of July 8, 2015, there were 129,400,000 shares of our common stock issued and outstanding.

(2)	Zheng Xiangwu is the sole owner of Rise Fast Limited, a Hong Kong corporation, which owns 90 million shares of the Company’s common stock. Mr. Zheng owns 4,000,000 shares in his own name.

The company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future.  Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.  The company does not have any arrangements for such issuances or arrangements at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, the Company has not engaged in any transactions with any of its related persons.

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Share Exchange Agreement”) with Mr. Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 4 million shares of its common stock in exchange for one hundred percent interest in certain oil and gas leases giving the holder the right to produce oil and gas from an aggregate of 515 acres located in Frio and Atascosa Counties, Texas.

Mr. Zheng is the sole owner of Rise Fast Limited, a Hong Kong corporation, which is the majority shareholder of the Company and, prior to this transaction, owned a total of 90 million shares of the Company’s common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our prior independent auditors, Harris & Gillespie, CPA’s, PLLC, for professional services rendered for the audit of our annual financial statements for the year ended March 31, 2014, included in our Form S-1 Registration Statement and amendments thereto are provided below. As of the filing date of this annual report, we have not been billed by our current independent auditors, Briggs & Veselka Co.,  for professional services rendered for the audit of our annual financial statements for the year ended March 31, 2015, included herein.

Fee Category	Year Ended March 31, 2015	Year Ended March 31, 2014

Audit Fees	$-	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$3,000

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Part II, Item 8 for the index of the financial statements.

(2) Schedules

The following financial statement schedule is submitted herewith:

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

(3) Exhibits

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 333-196409 unless otherwise indicated.

3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on May 20, 2014, file number 333-196409.

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on May 20, 2014, file number 333-196409.

10.1
Asset Purchase Agreement, among the Registrant, Zheng Xiangwu and Nelaco Operating Inc., dated June 10, 2015 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2015, file number 333-196409.

31.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101.INS	XBRL INSTANCE DOCUMENT (1)
101.INS	XBRL TAXONOMY EXTENSION SCHEMA (1)
101.INS	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)
101.INS	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)
101.INS	XBRL TAXONOMY EXTENSION LABEL LINKBASE (1)
101.INS	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA RESOURCES EXPLORATION INC.

By: /s/ Huang Yu	Dated July 14, 2015
Name: Title Huang Yu
President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Huang Yu	President, Secretary, Treasurer, and Director	July 14, 2015
Huang Yu

/s/ Joe M. Seabourn	Director	July 14, 2015
Joe M. Seabourn

/s/ Robert A. Weiner	Director	July 14, 2015
Robert A. Weiner