Form 10-Q
period 2015-06-30
America Resources Exploration Inc.
filed 2015-08-21
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-196409
Commission File Number

AMERICA RESOURCES EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1153516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
Suite 4100
Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

(832) 390-2273
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

As of August 6, 2015, the issuer had 129,400,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICA RESOURCES EXPLORATION INC.

BALANCE SHEET

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$145,911	$5,971
Total current assets	145,911	5,971

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	164,504	-
Overriding Royalty Interests	45,328	-
Unproved Property	5,935	-

Total assets	$361,678	$5.971

Current liabilities
Accounts payable	$2,275	$400
Other liabilities	10,200	5,600
Other AP	51,263	-
Total current liabilities	63,738	6,000

Asset retirement obligations	4,549	-

Total liabilities	68,287	6,000

Commitments and contingencies	-	-

Stockholders’ (deficit) equity
Common stock, par value $0.001;
300,000,000 shares authorized, 130,400,000 and 125,400,000 shares issued
and outstanding as of June 30, 2015 and March 31, 2015 (1) respectively	13,360	8,360
Additional paid in capital	326,158	21,159
Retained deficit	(46,127)	(29,548)
Total stockholders’ (deficit) equity	293,391	(29)

Total liabilities and stockholders’ (deficit) equity	$361,678	$5,971

(1) All common share amounts and per share amounts in these financial statements reflect the 15-for-1 split of the issued and outstanding shares of common stock of the Company, effective April 29, 2015, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION INC.

STATEMENT OF OPERATIONS

	Three months ended June 30
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Lease operating expense	2,592	-
Accretion expense	45	-
Total operating expense	2,637	-

General and administrative expenses	13,943	5,275

Net loss	$(16,580)	$(5,275)

Net loss per share – basic and diluted	$-	$-

Weighted average shares outstanding – basic and diluted (1)	127,024,542	90,000,000

(1) All common share amounts and per share amounts in these financial statements reflect the 15-for-1 split of the issued and outstanding shares of common stock of the Company, effective April 29, 2015, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION INC.

STATEMENT OF CASH FLOWS

	Three Months Ended June 30
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(16,580)	$(5,275)
Adjustments to reconcile net loss to net cash from operating activities:
Asset retirement obligation accretion	45	-
Change in operating assets and liabilities:
Accounts payable	1,875	1,250
Other liabilities	4,600	4,500

Net cash from operating activities	(10,060)	475

Cash flows from financing activities
Proceeds from sale of common stock	150,000	-

Net cash from financing activities	150,000	-

Net change in cash and cash equivalents	139,940	475

Cash and cash equivalents

Beginning of period	5,971	178

End of period	$145,911	$653

Noncash investing and financing activities:
Issuance of common stock for acquisition of oil and gas properties	$160,000	$-
Asset retirement obligations incurred	$4,549	$-

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION, INC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These financial statements of America Resources Exploration, Inc., formerly Alazzio Entertainment Corp. (“the Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with the Company’s audited financial statements as of March 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2015, the Company’s significant accounting policies were consistent with those discussed in the audited financial statements as of March 31, 2015.

Oil and Gas Properties—The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to operations.

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized as depreciation, depletion and amortization expense using the units-of-production method based on estimated proved recoverable oil and gas reserves.

The costs associated with unevaluated and unproved properties, initially excluded from the amortization base, relate to unproved leasehold acreage, wells and production facilities in progress and wells pending determination of the existence of proved reserves, together with capitalized interest costs for these projects. Unproved leasehold costs are transferred to the amortization base with the costs of drilling the related well once a determination of the existence of proved reserves has been made or upon impairment of a lease. Costs associated with wells in progress and completed wells that have yet to be evaluated are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry wells are transferred to the amortization base immediately upon determination that the well is unsuccessful.

All items classified as unproved property are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations.  For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period.  Prices are adjusted for basis or location differentials.  Unless sales contracts specify otherwise, prices are held constant for the productive life of each well.  Similarly, current costs are assumed to remain constant over the entire calculation period.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.  The Company had no sales of oil and gas during the quarter ended June 30, 2015.
Asset Retirement Obligations—The Company records a liability for asset retirement obligations ("ARO") associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Capitalized Interest—Interest is capitalized as part of the historical cost of developing and constructing assets for significant projects. Significant oil and gas investments in unproved properties, significant exploration and development projects for which depreciation, depletion and amortization expense is not currently recognized, and exploration or development activities that are in progress qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment, along with other capitalized costs related to that asset.

NOTE 2 – OIL AND GAS PROPERTIES

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

On June 11, 2015 the Company has become an assignee of multiple properties listed in the table below, upon completion of the acquisitions and signing Asset Purchase Agreement, company will issue 650,000 shares of its common stock to Mr. Zheng Xiangwu. The number of shares issued to Mr. Zheng was determined by using original purchase price of the property.

Assignment Date	Name of The Property	Type of Property	Location

June 11th, 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11th, 2015	Hemphill County	Overriding Royalty Int	Texas
June 11th , 2015	Madison County	Wellbore Interest	Texas
June 11th, 2015	Shelby County	Wellbore Interest	Texas
June 11th, 2015	Emergy County	Lease Purchase	Utah

On June 12, 2015, the Company completed the acquisition of the Leases pursuant to the Asset Purchase Agreement. As a result of the completion of this acquisition, 4 million shares of the Company’s common stock were issued to Mr. Zheng Xiangwu, which owns the Company’s largest shareholder, Rise Fast Limited (see Note 5). The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing the Company’s stock at $0.04 per share. The price per share was determined by reference to the last price at which the Company sold shares of its common stock, $0.01, pursuant to its offering of shares under its S-1 Registration Statement in August 2014, and slightly adjusted by reference to the market bid price of $0.15 immediately prior to the sale of the 4 million shares to Mr. Zheng.

Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 90,000,000 shares of the Company’s common stock.

NOTE 3 –ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations for any wells that are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration. For the purpose of determining the fair value of ARO incurred during the three-month period ended June 30, 2015, the Company used the following assumptions.

Inflation Rate	3%
Estimated asset life	20 years
Credit adjusted risk free interest rate	18%

The following table shows the change in the Company’s ARO during the three-month period ended June 30, 2015:

Asset retirement obligations at April 1, 2015	$-
Asset retirement obligations incurred	4,504
Accretion expense	45
Asset retirement obligations at June 30, 2015	$4,549

NOTE 4 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month period ended June 30, 2015 because the Company estimates it will record no income tax expense for the fiscal year ended March 31, 2016.  The Company recorded no income tax expense for the fiscal year ended March 31, 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 5 – COMMON STOCK

On April 16, 2015,  the Company filed  a Certificate of Amendment with the Nevada Secretary of State whereby it amended its Articles of  Incorporation  by  increasing  the Company's authorized  number of shares of common  stock from 75 million to 300 million and increasing all of its issued and outstanding  shares of common stock at a ratio of fifteen (15) shares for every one (1) share  held.  All share amounts in these financial statements have been adjusted to reflect this stock split. On June 12, 2015, Company issued 4,000,000 shares of common stock related to the acquisition of oil and gas property (see Note 2).

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 2.55 million shares of its common stock.No underwriters were utilized in connection with this sale ofsecurities. The Subscription Agreement provides that the shares shallbe sold as follows: (i) upon execution thereof, the purchase irrevocably agrees to purchase 1million at $0.15 per share; (ii) withinsixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 750,000 shares atthe price of $0.20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, thepurchaser has the right to purchase an additional 800,000 shares at the price of $0.20 per share. On June 15, 2015,Company issued 1,000,000 shares of common stock for cash proceeds of $150,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

America Resources Exploration Inc. was incorporated on January 24, 2014, under the laws of the State of Nevada to engage in any lawful corporate undertaking, with the specific intended business activity of operating photo booth rentals. The Company was incorporated under the name “Alazzio Entertainment Corp.” and changed its name to America Resources Exploration Inc. on April 17, 2015.

On May 27, 2015, Seabourn Oil Company, LLC, a Texas limited liability company (“SOC”) and a subsidiary of the Company, entered into an Asset Purchase Agreement with Joe Madison Seabourn, a resident of Abilene, Texas and a member of the Board of Directors of the Company (“Mr. Seabourn”) and Nelaco Operating Inc., a Texas corporation (“Nelaco”), whereby SOC agreed to purchase from Nelaco one hundred percent (100%) interest in certain oil and gas assets located in Callahan County, Texas in exchange for a six percent (6%) ownership interest in SOC, which reduces the Company’s ownership interest in SOC to ninety-four percent (94%). Mr. Seabourn is also the President and controlling shareholder of Nelaco.

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

Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owned 90,000,000 shares of the Company’s common stock on the date of the Asset Purchase Agreement. As a result of this transaction, Mr. Zheng controlled a total of 94,000,000 shares, which represented 72.64% of the Company’s issued and outstanding shares at the time.

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

As a result of the acquisition of the assets described above, the Company’s operations moved into the oil and gas sector.

On July 6, July 8 and July 9, 2015, the Company entered into five (5) Asset Purchase Agreements with Mr. Zheng Xiangwu, an individual residing in China and the Company's largest shareholder, whereby the Company purchased from Mr. Zheng the rights to certain oil and gas assets located in Ellis and Harper Counties, Oklahoma; Hemphill County, Texas; Madison County, Texas; Shelby County, Texas and Emery County, Utah. Subsequent to the Company’s quarter ended June 30, 2015, the Company issued to Mr. Zheng a total of 650,000 shares of common stock in consideration for these oil and gas assets. On June 11, 2015, the oil and gas assets that are the subject of the five (5) Asset Purchase Agreements effective June 11, 2015, were assigned to the Company.  The number of shares issued to Mr. Zheng was determined by using the original purchase price of the property.

Management is currently soliciting bids from several service providers so that the Company can reactive the inactive wells through a rework program on the Leases. Additional rights may be leased out from mineral owner to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

The Company has also been actively seeking other producing and non-producing leases that will allow us to explore and drill in high-profile pay zones.

For the quarter Ended June 30, 2015:

Results of Operations

For the three month periods ended June 30, 2015 and June 30, 2014, we had no revenue.  Expenses for the three month period ended June 30, 2015 totaled $16,580 resulting in a net loss of $16,580 as compared to a net loss of $5,275 for the three months ended June 30, 2014. The increase in net loss for the three month period ended June 30, 2015, is a result of lease operating expense in the amount of $2,592, accretion expense of $45, and general and administrative expense of $13,943 as compared to lease operating expense and accretion expense of $0 and general and administrative expense of $5,275 for the three month period ended June 30, 2014.  The lease operating expense is attributable to the interests in the Leases acquired, and the accretion expense is attributable to the Company’s asset retirement obligations for any wells permanently removed from service.  The increase in general and administrative expense is due to increased activity as a result of the Company entering into oil and gas operations.

Capital Resources and Liquidity

As of June 30, 2015, we had $145,911 in cash and cash equivalents as compared to $5,971 in cash and cash equivalents at March 31, 2015. The increase in cash and cash equivalents is due to the Company’s sale in June 2015 of 1 million shares of common stock at $0.15 per share, resulting in cash proceeds to the Company of $150,000.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Company.

Property and equipment increased from $0 at March 31, 2015 to $215,767 at June 30, 2015.  The increase in property and equipment is due to the acquisition of interests in the Leases and other oil and gas assets described above, resulting in proved properties of $164,504, overriding royalty interests of $45,328, and unproved property of $5,935.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that there was a material weakness in our internal controls over financial reporting. The material weakness consist of the following: (a) the Company’s Board of Directors did not include sufficient oversight by independent directors nor has an audit committee been formed; (b) many critical duties are combined and assigned to limited staff; and (c) the Company maintains insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of generally accepted accounting principles and SEC disclosure requirements. The Company intends to address each of these factors shortly, perhaps as soon as prior to completion of its next fiscal quarter.

Management also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties

Item 1A. Risk Factors.

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 2.55 million shares of its common stock. No underwriters were utilized in connection with this sale of securities.  The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchaser irrevocably agreed to purchase 1million at $0.15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 750,000 shares at the price of $0.20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 800,000 shares at the price of $0.20 per share.  On June 19, 2015, the Company received payment of $150,000 for the first tranche described above.

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

On May 27, 2015, Seabourn Oil Company, LLC, a Texas limited liability company (“SOC”) and a subsidiary of the Company, entered into an Asset Purchase Agreement with Joe Madison Seabourn, a resident of Abilene, Texas and a member of the Board of Directors of the Company (“Mr. Seabourn”) and Nelaco Operating Inc., a Texas corporation (“Nelaco”), whereby SOC agreed to purchase from Nelaco one hundred percent (100%) interest in certain oil and gas assets located in Callahan County, Texas in exchange for a six percent (6%) ownership interest in SOC, which reduces the Company’s ownership interest in SOC to ninety-four percent (94%). Mr. Seabourn is also the President and controlling shareholder of Nelaco.

No underwriters were utilized in connection with this sale of securities by SOC.  The sale of the shares by SOC was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 333-196409 unless otherwise indicated.

3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on May 20, 2014, file number 333-196409

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on May 20, 2014, file number 333-196409.

10.1
Asset Purchase Agreement, among the Registrant, Zheng Xiangwu and Nelaco Operating Inc., dated June 10, 2015 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2015, file number 333-196409.

10.2	Asset Purchase Agreement, between the Seabourn Oil Company, LLC, Mr. Joe M. Seabourn and Nelaco Operating Inc. dated May 27, 2015. (1)

31.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101	The following financial information from our Quarterly Report on Form 10-K for the period endedJune 30, 2015, formatted in Extensible Business Reporting Language (XBRL). (2)

(1) Filed herewith electronically.
(2) To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Resources Exploration Inc.
(Registrant)

Date: August 21, 2015	By: /s/ Huang Yu
Huang Yu
President and Chief Financial Officer