Form 10-Q/A
period 2015-06-30
America Resources Exploration Inc.
filed 2015-08-24
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
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

The purpose of this Amendment No. 1 (the “Amendment”) to the America Resources Exploration Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 21, 2015 (the “Form 10-Q”), is solely to (a) include Exhibit 10.2, which was inadvertently not attached to the previously filed 10-Q; and (b) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or in any way update disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL). (1)

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Resources Exploration Inc.
(Registrant)

Date: August 22, 2015

By: /s/ Huang Yu
Huang Yu
President and Chief Financial Officer