Form 10-Q
period 2015-09-30
America Resources Exploration Inc.
filed 2015-11-23
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015, the issuer had 132,550,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICA RESOURCES EXPLORATION INC.
CONSOLIDATED BALANCE SHEET

	September30, 2015	March 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$34,686	$5,971
Materials and supplies	14,505	-
Prepaid expenses	13,078	-
Total current assets	62,268	5,971

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	245,930	-
Overriding Royalty Interests	45,328	-
Unproved Property	6,035	-

Total assets	$359,561	$5.971

Current liabilities
Accounts payable and accrued liabilities	$10,372	$400
Other liabilities	10,200	5,600
Total current liabilities	20,572	6,000

Long-term liabilities
Asset retirement obligations	9,075	-
Related party notes payable	110,000	-
Total long term liabilities	119,075	-

Total liabilities

Commitments and contingencies	-	-

Stockholders’ (deficit) equity
Common stock, par value $0.001;
300,000,000 shares authorized, 130,550,000 and 125,400,000 shares issued and
outstanding as of September 30, 2015 and March 31, 2015 (1) respectively	14,510	8,360
Additional paid in capital	871,009	21,159
Retained deficit	(665,604)	(29,548)
Total stockholders’ (deficit) equity	219,914	(29)

Total liabilities and stockholders’ (deficit) equity	$359,561	$5,971

(1) All common share amounts and per share amounts in these financial statements reflect the 15-for-1 split of the issued and outstanding shares of common stock of the Company, effective April 29, 2015, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Lease Operating expense	42,022	-	44,614	-
Accretion expense	44	-	89	-
Total operating expenses	42,066	-	44,703	-

General and administrative expense	81,966	15,986	95,909	21,261

Other Expenses:
Loss on acquisition of royalty interest and unproven property	46,237	-	46,237	-
Impairment of oil and gas leases	448,500	-	448,500	-
Interest expenses	708	-	708	-
Total other expenses	495,445	-	495,445	-

Net loss	$(619,477)	$(15,986)	$(636,057)	$(21,261)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted (1)	130,223,370	95,563,050	128,218,306	92,796,720

(1) All common share amounts and per share amounts in these financial statements reflect the 15-for-1 split of the issued and outstanding shares of common stock of the Company, effective April 29, 2015, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2015
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(636,057)	$(21,261)
Adjustments to reconcile net loss to net cash from operating activities:
Asset retirement obligation accretion	89	-
Impairment of oil and gas leases	448,500	-
Loss on acquisition of royalty interests and unproven property	46,237	-
Change in operating assets and liabilities:
Accounts payable	9,263	-
Other liabilities	4,600	-
Prepaid Expenses	(13,078)	-
Materials and supplies	(14,505)	-
Interest expense	708
Other liabilities	4,600	-

Net cash from operating activities	(154,241)	(21,261)

Cash flows from investing activities
Improvements to proven oil and gas assets	(77,044)	-
	(77,044)	-
Net cash from investing activities

Cash flows from financing activities
Note payable – related party	110,000	6,250
Proceeds from sale of common stock	150,000	22,719

Net cash from financing activities	260,000	28,969

Net change in cash and cash equivalents	28,715	7,708

Beginning of period	5,971	178

End of period	$34,686	$7,886

Noncash investing and financing activities:
Issuance of common stock for acquisition of oil and gas properties	$160,000	$-
Issuance of common stock for acquisition of overriding royalties and unproved property	97,500	-
Issuance of common stock for unproven oil and gas property	448,500	-
Asset retirement obligations incurred	$9,075	$-

The accompanying notes are an integral part of these financial statements.

AMERICA RESOURCES EXPLORATION, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2015, the Company’s significant accounting policies were consistent with those discussed in the audited financial statements as of March 31, 2015.

Basis of Consolidation - These consolidated financial statements include the accounts of the Company and its 94% owned subsidiary, Seabourn Oil Company, LLC.  All intercompany balances and transactions have been eliminated in consolidation.

Oil and Gas Properties —The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to operations.

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

AMERICA RESOURCES EXPLORATION, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties (cont’d)

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

Revenue Recognition —Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.  The Company had no sales of oil and gas during the six months ended September 30, 2015.

Asset Retirement Obligations —The Company records a liability for asset retirement obligations ("ARO") associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Capitalized Interest —Interest is capitalized as part of the historical cost of developing and constructing assets for significant projects. Significant oil and gas investments in unproved properties, significant exploration and development projects for which depreciation, depletion and amortization expense is not currently recognized, and exploration or development activities that are in progress qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment, along with other capitalized costs related to that asset.

AMERICA RESOURCES EXPLORATION, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – OIL AND GAS PROPERTIES

On May 27, 2015, the Company incorporated a limited liability corporation in the State of Texas called Seabourn Oil Company, LLC (“Seabourn LLC”) for the purpose of acquiring certain oil and gas leases.  On May 27, 2015 Seabourn completed the acquisition of the leases from Nelaco Operating Company, Inc., a company controlled by Mr. Joe Seabourn, a member of our board of directors.  Under the terms of the assignment and bill of sale Seabourn LLC acquired a 100% working interest and an 80% net revenue interest in a total of 960 acres located in two tracts in Callahan County, Texas.  Under the terms of the agreements Mr. Seabourn retains a 6% ownership interest in Seabourn LLC.  The Company capitalized this property at a nominal value of $100 in respect of the transaction due to the fact that Mr. Seabourn was unable to provide historical cost for the acquired lease land.

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zheng Xiangwu (“Zheng”), a resident of Guang Dong Province, China, and the Company’s controlling shareholder (see Note 5 ), whereby the Company issued 4 million shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).  The 4 million shares were valued at Zheng’s historical cost totalling $160,000.  The transaction closed on June 12, 2015.

On June 11, 2015 the Company entered into various assignment agreements for the acquisition of multiple oil and gas leases and ORR’s as set out in the table below.  On July 6 and July 9, 2015 respectively the Company concluded Asset Purchase Agreements with respect to the aforementioned assignments whereunder the Company issued a total of 650,000 shares of its common stock to Mr. Zheng. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500.  The Company capitalized the historical cost of the acquired assets totaling $51,263 and recorded a loss on acquisition of $46,237.

Assignment Date	Name of The Property	Type of Property	Location

June 11th , 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11th , 2015	Hemphill County	Overriding Royalty Int	Texas
June 11th , 2015	Madison County	Wellbore Interest	Texas
June 11th , 2015	Shelby County	Wellbore Interest	Texas
June 11th , 2015	Emergy County	Lease Purchase	Utah

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC whereunder the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In respect of the acquired leases the Company issued a total of 500,000 shares of common stock on the closing date, August 19, 2015 which shares were valued at market price on the date of the transaction, totaling $448,500, which amount was capitalized.  As at September 30, 2015 the Company evaluated the capitalized value of the leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases, and no immediate development plans for the lease land.  A total of $448,500 has been expensed as Impairment loss on oil and gas lease in the current quarter.

During the period the Company completed various workovers and other improvements to certain of its existing wellbores, which amounts totaling $76,944 were capitalized under Proved Properties.

AMERICA RESOURCES EXPLORATION, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations for any wells that are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration. For the purpose of determining the fair value of ARO incurred during the three-month period ended September 30, 2015, the Company used the following assumptions.

Inflation Rate	3%
Estimated asset life	20 years
Credit adjusted risk free interest rate	18%

The following table shows the change in the Company’s ARO during the six month period ended September30, 2015:

Asset retirement obligations at April 1, 2015	$-
Asset retirement obligations incurred	9,075
Accretion expense	89
Asset retirement obligations at September 30, 2015	$8,986

NOTE 4 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six-month period ended September 30, 2015 because the Company estimates it will record no income tax expense for the fiscal year ended March 31, 2016.  The Company recorded no income tax expense for the fiscal year ended March 31, 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

On June 12, 2015, Company issued 4,000,000 shares of common stock related to the acquisition of oil and gas property to (see Note 2 ) Zheng Xiangwu.  Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 90,000,000 shares of the Company’s common stock representing 68.94% of the Company’s issued and outstanding common stock.

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 2.55 million shares of its common stock from the Company’s majority shareholder, Rise Fast. No underwriters were utilized in connection with this sale of securities. The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchase irrevocably agrees to purchase 1million at $0.15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 750,000 shares at the price of $0.20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 800,000 shares at the price of $0.20 per share. On July 23, 2015, the Company approved the issuance of 1,000,000 shares of common stock for cash proceeds of $150,000.  The shares were issued subsequent to the period covered by this report.

AMERICA RESOURCES EXPLORATION, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – COMMON STOCK (continued)

Between July 6 and July 9, 2015 the Company issued a further 650,000 shares of common stock to Mr. Zheng Xiangwu related to the acquisition of certain lease land and ORR’s.  (see Note 2 ).

On August 19, 2015 the Company issued a total of 500,000 shares to Hans Johnson, owner of Inceptus Resources LLC in respect of the acquisition of certain lease lands. (see Note 2 ).

As at September 30, 2015 the Company had a total of 130,550,000 shares issued and outstanding.

NOTE 6 – LOANS PAYABLE – RELATED PARTY

On August 10, 2015 the Company received loan proceeds of $60,000 from the Company’s majority shareholder, Rise Fast which amount bears interest at a rate of 5% per annum and is due and payable on December 31, 2017.

On September 1, 2015 the Company received a further $50,000 in loan proceeds from Rise Fast which amount bears interest at 5% per annum and is due and payable on December 31, 2017.

As at September 30, 2015 the Company accrued interest expenses of $708 with respect to a total of $110,000 in principal outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 3, 2015, the Company accepted the resignations of Dmitri Kapsumun as the sole officer of the Company and as a member of the Company's board of directors.  Concurrently the Company appointed Mr. Huang Yu as sole officer and director.

On June 12, 2015 the Company appointed Joe Seabourn and Robert Wiener to the Company’s Board of Directors.

On June 24, 2015 the Company approved a consulting contract with Mr. Joe Seabourn, a member of the Company’s Board of Directors, for a monthly fee of $3,000, payable on the first of each month, commencing July 1, 2015.  During the period ended September 30, 2015 Mr. Seabourn was paid $9,000 under the terms of the contract.

On September 26, 2015 Mr. Huang Yu, a member of the Company’s Board of Directors was appointed Chief Financial Officer.

NOTE 8 - OTHER EVENTS

On August 21, 2015 the Company appointed Mr. Mark Corrao as the Company’s Chief Financial Officer.  Mr. Corrao will receive fees of $2,500 per month in consideration for his services as CFO.

On September 26, 2015 the Company terminated Mr. Corrao’s position and consulting contract.

NOTE 7 – SUBSEQUENT EVENTS

Effective October 1, 2015 the Company entered into an amendment to the consulting agreement with Mr. Joe Seabourn, member of the Company’s Board of Directors.  Under the terms of the Amendment, Mr. Seabourn shall cease charging a monthly fee for services and accepted 1,000,000 shares of the Company’s common stock as consideration for services between October 2015 and June 30, 2016.

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

On July 6, July 8 and July 9, 2015, the Company entered into five (5) Asset Purchase Agreements with Mr. Zheng Xiangwu, an individual residing in China and the Company's largest shareholder, whereby the Company purchased from Mr. Zheng the rights to certain oil and gas assets located in Ellis and Harper Counties, Oklahoma; Hemphill County, Texas; Madison County, Texas; Shelby County, Texas and Emery County, Utah. During the quarter ended September 30, 2015, the Company issued to Mr. Zheng a total of 650,000 shares of common stock in consideration for these oil and gas assets.  The Company is deemed to be the assignee of the oil and gas assets that are the subject of the five (5) Asset Purchase Agreements effective June 11, 2015.

During the period ended September 30, 2015, the completed various workovers and other improvements to certain of its existing wellbores, which amount to $76,944. However, the Company has not been able to obtain any additional financing due to the deteriorating conditions in the oil market and as a result has had to suspend its rework program, pursuant to which it had hoped to be able to reactive its inactive wells.

For the quarter Ended September 30, 2015:

Results of Operations

For the three month periods ended September 30, 2015 and September 30, 2014, we had no revenue.  Expenses for the three month period and six month period ended September 30, 2015, were significantly greater than during the same periods from the prior year due to incurring lease operating expense and accretion expense of $42,066 during the three month period ended September 30, 2015 and $44,703 during the six month period ended September 30, 2015, as a result of acquiring the leases that are described above. Our general and administrative expenses also increased substantially due to the fact that since June 11, 2015, we started operating in the oil and gas business, whereas prior thereto we were a shell corporation with no actual business operations. The lease operating expense is attributable to the interests in the Leases acquired, and the accretion expense is attributable to the Company’s asset retirement obligations for any wells permanently removed from service.

Capital Resources and Liquidity

Our capital resources and liquidity have undergone significant changes during the period ended September 30, 2015. As of such date, we had $41,696 in working capital, as compared to ($29) in working capital at March 31, 2015. The increase in our working capital is due to our largest shareholder providing the Company with a loan in the amount of $110,000 and purchasing 1 million shares of common stock at $0.15 per share, resulting in cash proceeds to the Company of $150,000.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Company.

Our Property and equipment has also increase form nil at March 31, 2015, to a total of $359,561 as at September 30, 2105. The increase in property and equipment is due to the acquisition of interests in the Leases and other oil and gas assets described above, which were acquired from the issuance of a total of 5,150,000 shares of our common stock and a six percent (6%) ownership interest in our subsidiary limited liability company, Seabourn Oil Company LLC.

Our total long-term liabilities has also increased to $119,075 as at September 30, 2015, compared to nil as at our fiscal year end March 31, 2015, due to the aforementioned note to our largest shareholder of $110,00 and asset retirement obligations of $9,075.

As a result of these asset acquisitions our total stockholders’ equity has increased to $(29) to $219,914.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances pursuant to Regulation S

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

On June 12, 2015, the Company accepted from its largest shareholder a Subscription Agreement for the sale of up to 2.55 million shares of its common stock. No underwriters were utilized in connection with this sale of securities.  The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchaser irrevocably agreed to purchase 1million at $0.15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 750,000 shares at the price of $0.20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 800,000 shares at the price of $0.20 per share.  On June 19, 2015, the Company received payment of $150,000 for the first tranche described above.

On June 11, 2015 the Company entered into various assignment agreements for the acquisition of multiple oil and gas leases and ORR’s as set out in the table below.  On July 6 and July 9, 2015, the Company entered into five (5) Asset Purchase Agreements and assignment agreements for the acquisition of multiple oil and gas leases and overriding royalty interests, pursuant to which the Company issued a total of 650,000 shares of its common stock to its largest shareholder. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Issuances pursuant to Regulation D

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

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC, pursuant to which the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In exchange for such leases, the Company issued 500,000 shares of common stock on August 19, 2015, which shares were valued at $448,500, which was the market price for the Company’s common stock on the date of the transaction.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended September 30, 2015.

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

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL). (2)

(1) Filed herewith electronically.
(2) To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Resources Exploration Inc.
(Registrant)

Date: November 23, 2015	/s/ Huang Yu
By: Huang Yu
Title: President and Chief Financial Officer