Form 10-Q/A
period 2015-09-30
America Resources Exploration Inc.
filed 2015-11-24
CIK 1609258

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the America Resources Exploration Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 23, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

(1) Previously filed.
(2) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Resources Exploration Inc.
(Registrant)

Date: November 24, 2015	/s/ Huang Yu
By: Huang Yu
Title: President and Chief Financial Officer