Form 10-Q
period 2015-12-31
PetroGas Co
filed 2016-02-22
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-196409
Commission File Number

PETROGAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	98-1153516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
Suite 4100
Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

(832) 390-2273
(Registrant’s telephone number, including area code)

AMERICA RESOURCES EXPLORATION INC.
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

As of January 21, 2016, the issuer had 132,550,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PETROGAS COMPANY
BALANCE SHEET

	December 31, 2015	March 31, 2015
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$37	$5,971
Other current assets	27,582	-
Total current assets	27,619	5,971

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	219,376	-
Overriding Royalty Interests	45,328	-
Unproved Property	6,035	-

Total assets	$298,358	$5,971

Current liabilities
Accounts payable	$9,253	$400
Other liabilities	10,100	-
Other AP	-	-
Accrued interest	1,225	5,600
Total current liabilities	20,578	6,000

Long-Term liabilities
Asset retirement obligations	9,075	-
Related Party Note Payable	54,020	-

Total liabilities	83,673	6,000

Commitments and contingencies	-	-

Stockholders’ (deficit) equity
Common stock, par value $0.001; 300,000,000 shares authorized 132,550,000 and 130,550,000
shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	15,510	8,360
Additional paid in capital	855,872	21,159
Retained deficit	(656,696)	(29,548)
Total stockholders’ (deficit) equity	214,686	(29)

Total liabilities and stockholders’ (deficit) equity	$298,358	$5,971

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
STATEMENT OF OPERATIONS

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses
Lease operating expense	4,042	-	48,656	-
Accretion expense	18	-	107	-
Total operating expense	4,060	-	48,763	-
General and administrative expenses	28,590	1,565	124,499	22,826
Total other expense	3,279	-	498,725	-

Net loss	$(35,929)	$(1,565)	$(671,987)	$(22,826)

Net loss per share – basic and diluted	-	-	-	-

Weighted average shares outstanding – basic and diluted	131,550,000	8,346,087	129,365,478	6,908,945

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
STATEMENT OF CASH FLOWS

	Nine Months Ended
	December 31,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(671,987)	$(22,826)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of asset	3,278	-
Asset retirement obligation accretion	107	-
Impairment of oil and gas leases	448,500	-
Loss on acquisition of royalty interest on unproven property	46,238	-
Share based compensation	30,600	-
Change in operating assets and liabilities:
Accounts payable	8,854	100
Other liabilities	5,117	-
Prepaid expenses	(13,078)	-
Materials and supplies	8,753	-
Other Liabilities	708
Net cash from operating activities	(132,910)	(22,726)

Cash flow from investing activities
Improvements to proven oil and gas assets	(77,044)	-

Cash flows from financing activities
Proceeds from sale of common stock	150,000	23,519
Loan payable	54,020	6,250
Net cash from financing activities	204,020	29,769

Net change in cash and cash equivalents	(5,934)	7,043

Cash and cash equivalents

Beginning of period	5,971	178

End of period	$37	$7,221

Non-Cash investing and financing activities:
Issuance of common stock for acquisition of oil and gas	-	$160,000
Issuance of common stock for acquisition of overriding royalties and unproved property	-	97,500
Issuance of common stock for unproven oil and gas property	-	448,500
Issuance of common stock for employee compensation	-	30,600
Asset retirement obligation incurred	-	9,075

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These financial statements of PetroGas Company, formerly America Resources Exploration, Inc. (“the Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with the Company’s unaudited financial statements as of June 30, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31,2015, the Company’s significant accounting policies were consistent with those discussed in the unaudited financial statements as of September 30, 2015.

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

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.  The Company had no sales of oil and gas during the quarter ended December 31, 2015.

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

On May 27, 2015, the Company incorporated a limited liability corporation in the State of Texas called Seabourn Oil Company, LLC (“Seabourn LLC”) for the purpose of acquiring certain oil and gas leases.  On May 27, 2015 Seabourn completed the acquisition of the leases from Nelaco Operating Company, Inc., a company controlled by Mr. Joe Seabourn, a member of our board of directors.  Under the terms of the assignment and bill of sale, Seabourn LLC acquired a 100% working interest and an 80% net revenue interest in a total of 960 acres located in two tracts in Callahan County, Texas.  Under the terms of the agreements Mr. Seabourn retains a 6% ownership interest in Seabourn LLC.  The Company capitalized this property at a nominal value of $100 in respect of the transaction due to the fact that Mr. Seabourn was unable to provide historical cost for the acquired lease land.

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

Assignment Date	Name of The Property	Type of Property	Location

June 11 th , 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11 th , 2015	Hemphill County	Overriding Royalty Int	Texas
June 11 th , 2015	Madison County	Wellbore Interest	Texas
June 11 th , 2015	Shelby County	Wellbore Interest	Texas
June 11 th , 2015	Emergy County	Lease Purchase	Utah

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

During the period the Company completed various workovers and other improvements to certain of its existing wellbores, which amounts totaling $77,044 were capitalized under Proved Properties.

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations for any wells that are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration. For the purpose of determining the fair value of ARO incurred during the three-month period ended December 31, 2015, the Company used the following assumptions.

Inflation Rate	3%
Estimated asset life	20 years
Credit adjusted risk free interest rate	18%

The following table shows the change in the Company’s ARO during the three-month period ended December 31, 2015:

Asset retirement obligations at December 31, 2015	$8,986
Asset retirement obligations incurred	-
Accretion expense	18
Asset retirement obligations at December 31, 2015	$8,968

Depletion

Recording of depletion is going to begin when the company will be on the production stage.

Depreciation

Recording of depreciation is going to begin when the company will be on the production stage.

NOTE 4 - NOTES PAYABLE

The Company entered into promissory note on August 10, 2015 with Rise Fast Limited in the face amount of $60,000 with the interest on the outstanding principal amount at the rate of five percent (5%) per annum, compounded quarterly; provided however if an event of Default occurs the interest rate will increase to a rate of eight percent (8%) per annum, compounded quarterly, so long as the Event if Default continues.

The Company entered into promissory note on September 1, 2015 with Rise Fast Limited in the face amount of $50,000 with the interest on the outstanding principal amount at the rate of five percent (5%) per annum, compounded quarterly; provided however if an event of Default occurs the interest rate will increase to a rate of eight percent (8%) per annum, compounded quarterly, so long as the Event if Default continues.

The Company reimbursed an amount of $55,980 on the promissory notes due to Rise Fast Limited.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month period ended December 31, 2015 because the Company estimates it will record no income tax expense for the fiscal year ended March 31, 2016.  The Company recorded no income tax expense for the fiscal year ended March 31, 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – COMMON STOCK

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

On June 12, 2015, Company issued 4,000,000 shares of common stock related to the acquisition of oil and gas property to (see Note 2 ) Zheng Xiangwu.  Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 91,000,000 shares of the Company’s common stock representing 68.94% of the Company’s issued and outstanding common stock.

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 2.55 million shares of its common stock from the Company’s majority shareholder, Rise Fast. No underwriters were utilized in connection with this sale of securities. The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchaser irrevocably agrees to purchase 1million at $0.15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 750,000 shares at the price of $0.20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 800,000 shares at the price of $0.20 per share. On July 23, 2015, the Company approved the issuance of 1,000,000 shares of common stock for cash proceeds of $150,000.  The shares were issued subsequent to the period covered by this report.

Between July 6 and July 9, 2015 the Company issued a further 650,000 shares of common stock to Mr. Zheng Xiangwu related to the acquisition of certain lease land and ORR’s.  (see Note 2 ).

On August 19, 2015 the Company issued a total of 500,000 shares to Hans Johnson, owner of Inceptus Resources LLC in respect of the acquisition of certain lease lands. (see Note 2 ).

On November 2, 2015, the Company issued 1,000,000 shares of common stock to Mr. Joe Seabourn as part of an employee compensation agreement.

As at December 31,2015 the Company had a total of 132,550,000 shares issued and outstanding.

NOTE 7 – LOANS PAYABLE – RELATED PARTY

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

NOTE 8 – RELATED PARTY DISCLOSURE

On April 3, 2015, the Company accepted the resignations of Dmitri Kapsumun as the sole officer of the Company and as a member of the Company's board of directors.  Concurrently the Company appointed Mr. Huang Yu as sole officer and director.

On June 12, 2015 the Company appointed Joe Seabourn and Robert Wiener to the Company’s Board of Directors.

On June 12, 2015, Company issued 4,000,000 shares of common stock related to the acquisition of oil and gas property to (see Note 2 ) Zheng Xiangwu.  Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 91,000,000 shares of the Company’s common stock representing 68.94% of the Company’s issued and outstanding common stock.

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 2.55 million shares of its common stock from the Company’s majority shareholder, Rise Fast, of which Rise Fast has purchased a total of 1,000,000 shares (see Note 6).

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

NOTE 9 – OTHER EVENTS

The Company evaluated subsequent events and concluded that no other events have occurred that would require recognition or disclosure in the financial statements

NOTE 10 – SUBSEQUENT EVENTS

On January 20, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, PetroGas Company pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “America Resources Exploration Inc.”

On January 20, 2016, PetroGas Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby decreasing all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held. The Company’s Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company’s issued and outstanding shares approved this amendment via a written consent executed on January 14, 2016.

On February 1, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned forward split and name change be affected in the market. The Company also requested that its ticker symbol be changed to “PTCO”.  Such notification form is being reviewed by FINRA.

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

America Resources Exploration Inc. was incorporated on January 24, 2014, under the laws of the State of Nevada to engage in any lawful corporate undertaking, with the specific intended business activity of operating photo booth rentals. The Company was incorporated under the name “Alazzio Entertainment Corp.” and changed its name to America Resources Exploration Inc. on April 17, 2015. On January 20, 2016, the Company changed its name to “PetroGas Company”

On May 27, 2015, Seabourn Oil Company, LLC, a Texas limited liability company (“SOC”) and a subsidiary of the Company, entered into an Asset Purchase Agreement with Joe Madison Seabourn, a resident of Abilene, Texas and a member of the Board of Directors of the Company (“Mr. Seabourn”) and Nelaco Operating Inc., a Texas corporation (“Nelaco”), whereby SOC agreed to purchase from Nelaco one hundred percent (100%) interest in certain oil and gas assets located in Callahan County, Texas in exchange for a six percent (6%) ownership interest in SOC, which reduces the Company’s ownership interest in SOC to ninety-four percent (94%).  Mr. Seabourn is also the President and controlling shareholder of Nelaco.

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

The three (3) leases acquired by the Company are situated in Atascosa and Frio Counties, Texas, located in the Eagle Ford Shale formation - the Jane Burns “C” (“Burns”), the Theo Rogers “C”, and the Theo Rogers “A” & “D” (“Rogers”) Leases. The Company acquired a 99.5% working interest (74.625% net revenue interest) in each lease.  We estimate the Burns and Rogers Leases contain 68,272 net barrels of proved oil reserves having a PV-10 value of approximately $1,007,000 as of April 1, 2015.

As a result of the acquisition of the assets described above, the Company’s operations moved into the oil and gas sector.

On July 6, July 8 and July 9, 2015, the Company entered into five (5) Asset Purchase Agreements with Mr. Zheng Xiangwu, an individual residing in China and the Company's largest shareholder, whereby the Company purchased from Mr. Zheng the rights to certain oil and gas assets located in Ellis and Harper Counties, Oklahoma; Hemphill County, Texas; Madison County, Texas; Shelby County, Texas and Emery County, Utah. During the quarter ended December 31, 2015, the Company issued to Mr. Zheng a total of 650,000 shares of common stock in consideration for these oil and gas assets.  The Company is deemed to be the assignee of the oil and gas assets that are the subject of the five (5) Asset Purchase Agreements effective June 11, 2015.

During the period ended December 31, 2015, the Company completed various workovers and other improvements to certain of its existing wellbores, at a cost of $77,044. However, the Company has not been able to obtain any additional financing due to the deteriorating conditions in the oil market and as a result has had to suspend its rework program, pursuant to which it had hoped to be able to reactive its inactive wells.

For the quarter Ended December 31, 2015:

Results of Operations

For the three month periods ended December 31, 2015 and December 31, 2014, we had no revenue.  Expenses for the three month period and nine month period ended December 31, 2015, were significantly greater than during the same periods from the prior year due to incurring lease operating expense and accretion expense of $4,060 during the three month period ended December 31, 2015 and $48,656 during the nine month period ended December 31, 2015, as a result of acquiring the leases that are described above. The lease operating expense is attributable to the interests in the Leases acquired, and the accretion expense is attributable to the Company’s asset retirement obligations for any wells permanently removed from service. Our general and administrative expenses also increased substantially due to the fact that since June 11, 2015, we started operating in the oil and gas business, whereas prior thereto we were a shell corporation with no actual business operations. Our general and administrative expenses for the three and nine month periods ended December 31, 2015, were $28,590 and $124,499, respectively, compared to $1,565 and $22,886 for the same periods from the prior year, respectively.

Capital Resources and Liquidity

Our capital resources and liquidity have undergone significant changes during the period ended December 31, 2015. As of such date, we had $7,041 in working capital, as compared to ($29) in working capital at March 31, 2015. The increase in our working capital is due to our largest shareholder providing the Company with a loan in the amount of $110,000 and purchasing 1 million shares of common stock at $0.15 per share, resulting in cash proceeds to the Company of $150,000. During the period ended December 31, 2015, we repaid $55,980 of the $110,000 loan.

Our Property and equipment has also increase from nil at March 31, 2015, to a total of $270,739 as at December 31, 2015. The increase in property and equipment is due to the acquisition of interests in the Leases and other oil and gas assets described above, which were acquired from the issuance of a total of 5,150,000 shares of our common stock and a six percent (6%) ownership interest in our subsidiary limited liability company, Seabourn Oil Company LLC.

Currently the Company does not have any arrangements or agreements with any party to raise such funds. The Company believes that it has sufficient cash and other assets to meet its operational and overhead requirements through March 31, 2016. Thereafter, the Company will have to raise funds through the sale of stock or debt financing . The Company expects that it will need to raise another $90,000 to meet its cash requirements in the next twelve (12) months.

Our total long-term liabilities has also increased to $63,095 as at December 31, 2015, compared to nil as at our fiscal year end March 31, 2015, due to the aforementioned note to our largest shareholder of $110,00 and asset retirement obligations of $9,075.

As a result of these asset acquisitions our total stockholders’ equity has increased from  $(29) as at March 31. 2015, to $214,686 as at December 31. 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended December 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 20, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, PetroGas Company pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “America Resources Exploration Inc.”

On January 20, 2016, PetroGas Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby decreasing all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held. The Company’s Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company’s issued and outstanding shares approved this amendment via a written consent executed on January 14, 2016.

On February 1, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned forward split and name change be affected in the market. The Company also requested that its ticker symbol be changed to “PTCO”.  Such notification form is being reviewed by FINRA.

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

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL).

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetroGas Company
(Registrant)

Date: February 18, 2016	/s/ Huang Yu
By: Huang Yu
Title: President and Chief Financial Officer