Form 10-K
period 2016-03-31
PetroGas Co
filed 2016-09-27
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For transition period ___ to ____

Commission file number: 333-196409

PETROGAS COMPANY
(Name of registrant in its charter)

Nevada	98-1153516
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2800 Post Oak Boulevard
Suite 4100
Houston, TX 77056

(Address of principal executive offices)

(602) 320-4899

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

As of September 30, 2015, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was $107,700,000. This amount does not reflect any changes caused by the stock split described below.

At August 18, 2016, there were 1,326,281 shares of the registrant's common stock issued and outstanding. This is the result following a reverse stock split of the shares of the registrant’s common stock at the rate of one (1) share for every one hundred (100) shares) effected on March 7, 2016.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As described below Company filed a Certificate of Amendment with the Nevada Secretary of State in January 2016 whereby it amended its Articles of Incorporation by decreasing all of its issued and outstanding  shares of common stock at a ratio of one (1) share for every one hundred (100) shares held.  The share amounts herein are adjusted to reflect such decrease.

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

On April 3, 2015, a change in control of Alazzio Entertainment Corp. (the "Company") occurred by virtue of the Company's largest shareholder, Dmitri Kapsumun selling 900,000 shares (split adjusted) of the Company's common stock to Rise Fast Limited, a Hong Kong corporation. Such shares represent 71.77% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of the Company's Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of the Company.

On April 16, 2015,  the Company filed  a Certificate of Amendment with the Nevada  Secretary of State (the "Nevada SOS") whereby it amended its Articles of  Incorporation  by  increasing  the Company's authorized  number of shares of common  stock from 75 million to 300 million (not adjusted for the one (1) for one hundred (100) stock split) and increasing all of its issued and outstanding  shares of common stock at a ratio of fifteen (15) shares for every one (1) share  held.  The Company's Board of Directors approved this amendment on April 15, 2015 and shareholders holding 71.77% of the Company's issued and outstanding shares approved this amendment via a written consent executed on April 16, 2015.

On April 17,  2015,  the  Company  filed  Articles of Merger with the Nevada SOS whereby it entered  into a statutory  merger with its  wholly-owned  subsidiary, America  Resources  Exploration Inc. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to "America Resources Exploration Inc."

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 40,000 million shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).

On June 12, 2015, the Company completed the acquisition of the Leases pursuant to the Asset Purchase Agreement. As a result of the completion of this acquisition, 40,000 shares of the Company’s common stock were issued to Mr. Zheng Xiangwu, who owns the Company’s largest shareholder, Rise Fast Limited. The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing the Company’s stock at $0.04 per share.

Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owns 900,000 shares of the Company’s common stock. As a result of the transaction consummated pursuant to the Asset Purchase Agreement, Mr. Zheng controlled a total of 940,000 shares, which represented 72.64% of the Company’s issued and outstanding shares at that time.

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

On June 11, 2015 the Company entered into various assignment agreements with Mr. Zheng for the acquisition of multiple oil and gas leases and overriding royalty interests (“ORR’s”) as set out in the table below.  From July 6, 2015 through July 9, 2015, the Company completed the acquisition of such oil and gas leases and ORR’s, whereby the Company issued a total of 6,500 shares of its common stock to Mr. Zheng. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500.  The Company capitalized the historical cost of the acquired assets totaling $51,263 and recorded a loss on acquisition of $46,237.

Assignment Date	Name of The Property	Type of Property	Location

June 11th, 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11th, 2015	Hemphill County	Overriding Royalty Int	Texas
June 11th, 2015	Madison County	Wellbore Interest	Texas
June 11th, 2015	Shelby County	Wellbore Interest	Texas
June 11th, 2015	Emergy County	Lease Purchase	Utah

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC whereunder the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In respect of the acquired leases the Company issued a total of 5,000 shares of common stock on the closing date, August 19, 2015, which shares were valued at market price on the date of the transaction, totaling $448,500, which amount was capitalized.  As at September 30, 2015 the Company evaluated the capitalized value of the leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases, and no immediate development plans for the lease land.  A total of $448,500 has been expensed as Impairment loss on oil and gas lease in the third quarter.

In order to assist the Company’s entry into the oil and gas industry, the Company added Joe M. Seabourn and Robert Wiener to its Board of Directors in June 2015.  Mr. Weiner resigned from the Board of Directors in November 2015 and Mr. Seabourn resigned from the Board of Directors in December 2015.  The resignations of Messrs. Weiner and Seabourn were not due to any disagreements of any nature with the Company.

On January 20, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") whereby it amended its Articles of Incorporation by decreasing all of its issued and outstanding  shares of common stock at a ratio of one (1) share for every one hundred (100) shares held.  The Company's Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company's issued and outstanding shares approved the amendment via a written consent executed on January 14, 2016.

On January 20, 2016, the  Company  filed  Articles of Merger with the Nevada SOS whereby it entered  into a statutory  merger with its  wholly-owned  subsidiary, PetroGas Company pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name from America Resources Exploration Inc. to "PetroGas Company".

Both the reverse stock split and name change described above were effected in the market by FINRA effective March 7, 2016, which also resulted in changing the Company’s ticker symbol to “PTCO”.

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

The Burns and Rogers Leases hold collectively seven (7) oil wells, but none of which are operating wells. Although Company’s management and industry professionals believed at the time that they were acquired that the Company could double or triple previous production on these wells, depressed oil prices indicate that the cost to bring these wells online an uneconomical venture.

Future Operations

Management continues to consider plans to reactive the inactive wells through a rework program on the Leases. Additional rights may be leased out from mineral owner to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

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

Field: Kyote; Zone: Olmos “D” Reservoir.

Inventory: 1 pumping unit, 1 oil tank (400 bbls), 1 well w/tubing & rods downhole, 1 downhole pump in well, 1 well w/electrical connection.

On June 11, 2015 the Company entered into various assignment agreements with Mr. Zheng for the acquisition of multiple oil and gas leases and overriding royalty interests (“ORR’s”) as set out in the table below.  From July 6, 2015 through July 9, 2015, the Company completed the acquisition of such oil and gas leases and ORR’s, whereby the Company issued a total of 6,500 shares of its common stock to Mr. Zheng. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500.  The Company capitalized the historical cost of the acquired assets totaling $51,263 and recorded a loss on acquisition of $46,237.

Assignment Date	Name of The Property	Type of Property	Location

June 11th, 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11th, 2015	Hemphill County	Overriding Royalty Int	Texas
June 11th, 2015	Madison County	Wellbore Interest	Texas
June 11th, 2015	Shelby County	Wellbore Interest	Texas
June 11th, 2015	Emergy County	Lease Purchase	Utah

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC whereunder the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In respect of the acquired leases the Company issued a total of 5,000 shares of common stock on the closing date, August 19, 2015, which shares were valued at market price on the date of the transaction, totaling $448,500, which amount was capitalized.  As at September 30, 2015 the Company evaluated the capitalized value of the leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases, and no immediate development plans for the lease land.  A total of $448,500 has been expensed as Impairment loss on oil and gas lease in the third quarter.

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

Further, oil prices continue to be volatile. Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale gas and, more recently, tight oil projects. The results of higher investment in the exploration for and production of oil and gas and other factors, such as global economic and financial conditions discussed below, may cause the price of oil to fall. Lower oil prices may not only cause our revenues to decrease but also may reduce the amount of oil that we can produce economically. Continue depressed  oil prices have resulted is us having to impair our estimated proved reserves and has had a material adverse effect on our business, financial condition and results of operations. Further, if oil prices significantly decline for an extended period of time, we may, among other things, be unable to have any borrowing capacity, repay future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock.

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

Our exploration, development and acquisition activities require substantial capital expenditures. We intend to fund our capital expenditures through a combination of private or public equity financings. We may not be able to obtain equity financing on favorable terms or at all. The failure to obtain financing could cause us to scale back our exploration and development operations, which in turn could lead to loss of properties.

Currently, all of our properties are located in eight (8) counties, making us vulnerable to risks associated with having our production concentrated in a small area.

All of our properties are concentrated in eight (8) counties comprised of six (6) counties in Texas (Atascosa, Frio, Hemphill, Madison, Shelby and Callahan Counties), one (1) county in Oklahoma (Ellis County), and one (1) county in Utah (Emergy County). As a result of this concentration, we are disproportionately exposed to the natural decline of production from these fields as well as the impact of delays or interruptions of production from these wells, which could be caused by significant governmental regulation, transportation capacity constraints, curtailments of production, service delays, natural disasters or other events that impact this area.

Market conditions or transportation and infrastructure impediments may hinder our access to oil markets or delay our production or sales.

Market conditions or the unavailability of satisfactory oil processing and transportation services and infrastructure may hinder our access to oil markets or delay our production or sales. The availability of a ready market for our oil production depends on a number of factors, including market demand and the proximity of any producing wells that we may operate in the future to pipelines or trucking and rail terminal facilities. In addition, the amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to maintenance, physical damage to the gathering or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, we are provided with limited, if any, notice as to when these circumstances will arise and their duration. As a result, we may not be able to sell, or may have to transport by more expensive means, the oil that we produce, or we may be required to shut in oil wells or delay initial production until the necessary gathering and transportation systems are available. Any significant curtailment in gathering system, transportation, pipeline capacity or significant delay in construction of necessary gathering and transportation facilities, could adversely affect our business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, materials, personnel and oilfield services could adversely affect our ability to execute our drilling and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of equipment, oilfield services and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling and completion crews rise as the number of active rigs in service increases. Increasing levels of exploration and production will increase the demand for oilfield services, and the costs of these services may increase, while the quality of these services may suffer. If the availability of equipment, crews, materials and services in counties in which our properties are located is particularly severe, our business, results of operations and financial condition could be materially and adversely affected because our properties are located solely in those counties.

Competition in the oil and gas industry is intense, and most of our competitors have resources that are greater than ours.

We operate in a highly competitive environment for acquiring prospects and productive properties, marketing oil and securing equipment and skilled personnel. Most of our competitors are major and large independent oil and gas companies that have financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to develop and operate our current projects, acquire additional prospects and discover reserves in the future will depend on our ability to hire and retain qualified personnel, evaluate and select suitable properties and consummate transactions and in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may not be able to compete successfully in the future in attracting and retaining qualified personnel, acquiring prospective reserves, developing reserves, marketing oil and raising additional capital.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our shares are quoted on the OTC Pink Marketplace.  NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Pink Marketplace and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in the lawsuit entitled Geoge Sharp v. America Resources Exploration, Inc., et al., Case No. 37-2015-00028270-CU-NP-CTL, currently pending in the California Superior Court for San Diego County. The lawsuit was filed on August 20, 2015 and also names other defendants.  The lawsuit alleges that the Company and the other defendants sent and/or advertised in at least 99 emails in violation of California Business and Professions Code section 17529.5. The lawsuit seeks monetary relief in the amount of $99,000 jointly and severally against all Defendants along with the costs of the suit.  Except as provided above, we know of no other legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.  The Company believes the claim has no merit and will actively defend itself.  No amounts have been recorded to date for this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Pink Sheets at this time.  Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

OTC Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

All OTC Pink Sheets quotations reproduced herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth, for each quarter during the period commencing April 1, 2014 through March 31, 2016, the reported high and low bid prices of our common stock on the OTC. These prices have not been adjusted to take into consideration the 1:100 reverse stock split that was effected in the market on March 7, 2016.  Our stock was first quoted on the OTC Pink Sheets in June 2015 and previously was not traded on any exchange or on the over-the-counter market.

Quarter Ended	High	Low

March 31, 2016	$2.10	$0.025
December 31, 2015	$8.30	$1.05
September 30, 2015	$0	$0
June 30, 2015	$0	$0

March 31, 2015	$0	$0
December 31, 2014	$0	$0
September 30, 2014	$0	$0
June 30, 2014	$0	$0

Holders

As of August 18, 2016, we had eight (8) shareholders of record of our common stock and believe that there may be additional beneficial holders of our common stock.

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

On November 2, 2015, the Company issued 10,000 shares to Mr. Joe Seabourn in connection with his consulting contract with the Company (which were reduced to 10,000 shares as a result of the decrease of issued and outstanding shares at a ratio of one (1) share for every one hundred shares held, on January 20, 2016).   Except for the issuance to Mr. Seabourn described above, the company does not have any arrangements for such issuances or arrangements at this time.

Recent Sales of unregistered securities

Issuances pursuant to Regulation S

On February 19, 2014, the Company issued 900,000 shares of common stock (split adjusted) to Dmitri Kapsamun, who was a director of the Company at the time, for cash proceeds of $6,000 at $.001 per share.   No underwriters were utilized in connection with this sale of securities.  On April 3, 2015, Mr. Kapsamun sold all such shares to Rise Fast Limited, a Hong Kong corporation, which, after a 15 for 1 stock split represented 900,000 shares of the Company’s common stock.

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Share Exchange Agreement”) with its largest shareholder, Mr. Zheng, a resident of Guang Dong Province, China, whereby the Company issued 40,000 shares of its common stock on June 12, 2015 in exchange for one hundred percent interest in certain oil and gas leases giving the holder the right to produce oil and gas from an aggregate of 714 acres located in Frio and Atascosa Counties, Texas.  Mr. Zheng is the sole owner of Rise Fast Limited, a Hong Kong corporation, which is the majority shareholder of the Company and, prior to this transaction, owned a total of 900,000 shares of the Company’s common stock.   The number of shares issued to Mr. Zheng was determined by valuing the oil and gas leases at $160,000 and valuing the Company’s stock at $0.04 per share.

On June 12, 2015, the Company accepted from its largest shareholder a Subscription Agreement for the sale of up to 25,500 shares of its common stock. No underwriters were utilized in connection with this sale of securities.  The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchaser irrevocably agreed to purchase 10,000 at $0.15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 7,500 shares at the price of $0.20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 8,000 shares at the price of $0.20 per share.  On June 19, 2015, the Company received payment of $150,000 for the first tranche described above.

On June 11, 2015 the Company entered into various assignment agreements for the acquisition of multiple oil and gas leases and ORR’s as set out in the table below.  On July 6 and July 9, 2015, the Company entered into five (5) Asset Purchase Agreements and assignment agreements for the acquisition of multiple oil and gas leases and overriding royalty interests, pursuant to which the Company issued a total of 6,500 shares of its common stock to its largest shareholder. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500.

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

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC, pursuant to which the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In exchange for such leases, the Company issued 5,000 shares of common stock on August 19, 2015, which shares were valued at $448,500, which was the market price for the Company’s common stock on the date of the transaction.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2016.

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

The Company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans

Corporate History

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

Subsequent to the Company’s fiscal year end of March 31, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated June 10, 2015, with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 40,000 shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).

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

On June 11, 2015 the Company entered into various assignment agreements with Mr. Zheng for the acquisition of multiple oil and gas leases and overriding royalty interests (“ORR’s”) as set out in the table below.  From July 6, 2015 through July 9, 2015, the Company completed the acquisition of such oil and gas leases and ORR’s, whereby the Company issued a total of 6,500 shares of its common stock to Mr. Zheng. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500.  The Company capitalized the historical cost of the acquired assets totaling $51,263 and recorded a loss on acquisition of $46,237.

Assignment Date	Name of The Property	Type of Property	Location

June 11th, 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11th, 2015	Hemphill County	Overriding Royalty Int	Texas
June 11th, 2015	Madison County	Wellbore Interest	Texas
June 11th, 2015	Shelby County	Wellbore Interest	Texas
June 11th, 2015	Emergy County	Lease Purchase	Utah

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC whereunder the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In respect of the acquired leases the Company issued a total of 5,000 shares of common stock on the closing date, August 19, 2015, which shares were valued at market price on the date of the transaction, totaling $448,500, which amount was capitalized.  As at September 30, 2015 the Company evaluated the capitalized value of the leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases, and no immediate development plans for the lease land.  A total of $448,500 has been expensed as Impairment loss on oil and gas lease in the third quarter.

On January 20, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") whereby it amended its Articles of Incorporation by decreasing all of its issued and outstanding  shares of common stock at a ratio of one (1) shares for every one hundred (100) shares held.  The Company's Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company's issued and outstanding shares approved this amendment via a written consent executed on January 14, 2016.

On January 20,  2016,  the  Company  filed  Articles of Merger with the Nevada SOS whereby it entered  into a statutory  merger with its  wholly-owned  subsidiary, PetroGas Company pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name from America Resources Exploration Inc. to "PetroGas Company".

Business Overview

The Burns and Rogers Leases provide exploration and production opportunities in the Kyote Field pay zone, very near the Eagle Ford Shale play with access to available rig crews and other vendor-servicers, due to their close proximity to San Antonio, Texas.

The Rogers Lease currently has no operating wells. The Rogers and Burns Leases hold collectively seven (7) oil wells which have a long history of producing a favorable oil to water ratio, such that an injection well is not needed for disposal of saltwater.

Management is considering plans to reactive the inactive wells through a rework program on the Leases should oil prices recover. Additional rights may be leased out from mineral owner to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

Fiscal Years Ended March 31, 2016 and 2015

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements for the fiscal years ended March 31, 2016 and 2015 and accompanying notes appended thereto that are included in this annual report.

Results of Operations for the Year Ended March 31, 2016

The Company’s operating expenses for the year ended March 31, 2016 increased to $142,950 from $0 for the year ended March 31, 2015.  Operating expenses for the year ended March 31, 2016 are comprised of $59,370 in lease operating expense and $83,580 in accretion expense.

The Company’s general and administrative expenses for the year ended March 31, 2016 increased to $248,865 from $29,976 for the year ended March 31, 2015.  The increase to expenses was predominantly related to professional fees including accounting, audit, legal and consulting fees as a requirement of our public reporting obligations.

Other expenses for the year ended March 31, 2016 increased to $825,797 for theyear ended March 31, 2016 from $485 for the year ended March 31, 2015.  The increase is primarily driven by increases in impairment of oil and gas leases (proven and unproven), interest expense, and loss on acquisition of royalty interest and unproven property.

Plan of Operation

Management is considering plans to reactive its inactive wells through a rework program on the Leases. Additional rights may be leased out from mineral owner to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

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

On the Burns and Rogers Leases, we intend to rework all current wells and bring them back to production once oil prices are in a suitable range. We are planning an exploration strategy to drill new wells on the current Leases, as well as acquire deeper rights in order to drill some of the wells at great depths. We expect that reservoirs at those depths could yield a very high daily output of oil.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and cash equivalents of $0 and a negative working capital of $183,230.

For the twelve months ended March 31, 2016, we used $264,637 of cash for operations primarily as a result of the net loss of $1,208,626 offset by non-cash expenses of $933,989 primarily comprised of impairment of oil and gas leases, asset retirement obligation accretion, loss on acquisition of royalty interests and unproven property, amortization of debt discount, stock-based compensation, and change in accounts payable and accrued liabilities.

Net cash used in investing activities of $53,787 for the twelve months ended March 31, 2016 was due to improvements to proven oil and gas assets and a refund on assets.

For the twelve months ended March 31, 2016, the Company had $322,453 in net cash from financing activities comprised of advances from a related party, proceeds from notes payable, repayment on notes payable, and proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 to our Audited Financial Statements contained herein.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Petrogas Company:

We have audited the accompanying consolidated balance sheets of Petrogas Company (“the Company”) as of March 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Petrogas Company, as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
September 27, 2016

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015

ASSETS

Current assets
Cash and cash equivalents	$-	$5,971
Total current assets	-	5,971

Total assets	$-	$5.971

Current liabilities
Accounts payable and accrued liabilities	$9,552	$6,000
Advances from related party	118,433	-
Convertible notes	55,245	-
Total current liabilities	183,230	6,000

Long-term liabilities
Asset retirement obligations	83,580	-
Total long term liabilities	83,580	-

Total liabilities	266,810	6,000

Commitments and contingencies		-

Stockholders’ (deficit) equity
Common stock, par value $0.001;
300,000,000 shares authorized, 1,326,281 and 1,254,781 shares issued and
outstanding as of March 31, 2016 and March 31, 2015 respectively	1,326	1,254
Additional paid in capital	970,038	28,265
Accumulated deficit	(1,238,174)	(29,548)
Total stockholders’ (deficit) equity	(266,810)	(29)

Total liabilities and stockholders’ (deficit) equity	$-	$5,971

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	March 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Lease Operating expense	59,370	-
Accretion expense	83,580	-
Total operating expenses	(142,950)	-

General and administrative expense	(248,865)	(29,976)

Other Expenses:
Loss on acquisition of royalty interest and unproven property	(46,238)	-
Impairment of oil and gas leases, proven and unproven	(713,550)	-
Gain on debt extinguishment	-	9,050
Loss on disposal of equipment	-	(8,565)
Interest expenses	(57,023)	-
Total other expenses	(816,811)	485

Net loss	$(1,208,626)	$(29,491)

Net loss per share – basic and diluted	$(0.92)	$(0.02)

Weighted average shares outstanding – basic and diluted	1,308,325	1,099,500

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2014	900,000	900	5,100	(57)	5,943
Shares issued for cash	354,000	354	23,165	-	23,519
Fraction shares due to splits	781	-	-	-	-
Net loss	-	-	-	(29,491)	(29,491)
Balance, March 31, 2015	1,254,781	1,254	28,265	(29,548)	(29)
Debt discount	-	-	55,245	-	55,245
Shares issued for cash	10,000	10	149,990	-	150,000
Shares issued for stock-based compensation	10,000	10	30,590	-	30,600
Shares issued for acquisitions	51,500	52	705,948	-	706,000
Net loss	-	-	-	(1,208,626)	(1,208,626)
Balance, March 31, 2016	1,326,281	$1,326	$970,038	$(1,238,174)	$(266,810)

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(1,208,626)	$(29,491)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on debt extinguishment	-	(9,050)
Loss on deposal of assets	-	8,565
Asset retirement obligation accretion	83,580
Impairment of oil and gas leases	713,550	-
Loss on acquisition of royalty interests and unproven property	46,237	-
Amortization of debt discount	55,245	-
Stock-based compensation	30,600	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,777	6,000
Net cash from operating activities	(274,637)	(23,976)

Cash flows from investing activities
Improvements to proven oil and gas assets	(77,044)	-
Refund on assets	23,257	-
Net cash from investing activities	(53,787)	-

Cash flows from financing activities
Advances from related party	118,433	6,250
Proceeds from notes payable	110,000	-
Repayment on notes payable	(55,980)	-
Proceeds from sale of common stock	150,000	23,519
Net cash from financing activities	322,453	29,769

Net change in cash and cash equivalents	(5,971)	5,793

Beginning of period	5,971	178

End of period	$-	$5,971

Noncash investing and financing activities:
Issuance of common stock for acquisition of oil and gas properties	$160,000	$-
Issuance of common stock for acquisition of overriding royalties and unproved property	97,500	-
Issuance of common stock for unproven oil and gas property	448,500	-
Asset retirement obligations incurred	83,580	-
Loan payable to convertible notes	54,020	-
Accrued interest to convertible notes	1,225	-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PERSENTATION

PetroGas Company (Formerly America Resources Exploration Inc. (the “Company”)), was incorporated in the State of Nevada on January 24, 2014. The Company was incorporated under the name Alazzio Entertainment Corp. and changed its name to America Resources Exploration Inc. on April 17, 2015.  Subsequently, on January 20, 2016, the Company changed its name to PetroGas Company.  On June 12, 2015, the Company completed an acquisition of working interests in certain oil & gas properties as discussed in Note 4 below.

On April 16, 2015, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended its Articles of Incorporation by increasing the Company's authorized number of shares of common stock from 75 million to 300 million and increasing all of its issued and outstanding shares of common stock at a ratio of fifteen (15) shares for every one (1) share held.

On January 20, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby decreasing all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held. The Company’s Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company’s issued and outstanding shares approved this amendment via a written consent executed on January 14, 2016.

All share amounts in these financial statements have been adjusted to reflect this stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 94% owned subsidiary, Seabourn Oil Company, LLC.  All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year End

The Company has selected March 31 as its fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Equipment and Facilities

Equipment and facilities are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from one to twenty-five years.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Acquired intangible assets are recognized at cost and are classified as assets with finite useful lives. The Company amortizes the intangible assets with five years using the straight-line method over the estimated economic lives of the assets. Intangible assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.

Oil and Gas Properties – Full Cost Method

The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to operations.

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations.  For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12-month period prior to the end of the reporting period.  Prices are adjusted for basis or location differentials.  Unless sales contracts specify otherwise, prices are held constant for the productive life of each well.  Similarly, current costs are assumed to remain constant over the entire calculation period.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties – Full Cost Method (Cont’d)

The Company’s proved properties have not operated for in excess of two years and under present circumstances, can not be placed on production. Given the decline and continuing volatility of oil and gas prices which has prevented the Company from bringing its proven wells online, an estimate of discounted future net cash flows from proved oil and gas reserves is indeterminable. In addition, development of the Company’s unproved properties in not viable, nor are revenues from the Company’s ORR’s. As a result, the Company has evaluated its proved and unproven assets as at March 31, 2016 and has fully impaired these assets.  We recognized a cumulative total of $713,550 and $0 of impairment costs during the years ended March 31, 2016 and 2015, respectively in respect of our proven and unproven oil and gas assets, in addition to a total of $46,237 which was impaired during the third quarter ended September 30, 2015 as a result of the loss on acquisition of certain ORR’s.

Impairment

FASB ASC 360-10-35-21 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method's impairment rules.

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.  The Company had no sales of oil and gas during the fiscal years ended March 31, 2016 and 2015.

Asset Retirement Obligations

The Company records a liability for asset retirement obligations ("ARO") associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (Cont’d)

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as of March 31, 2016 and 2015, respectively.

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes . Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of the Company's assets. Any estimates during the period have had an immaterial effect on earnings.

Earnings or Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3– GOING CONCERN

The Company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.
The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4– OIL AND GAS PROPERTIES

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

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zheng Xiangwu (“Zheng”), a resident of Guang Dong Province, China, and the Company’s controlling shareholder (see Note 5 ), whereby the Company issued 40,000 shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).  The 40,000 shares were valued at Zheng’s historical cost totalling $160,000.  The transaction closed on June 12, 2015.

On June 11, 2015 the Company entered into various assignment agreements for the acquisition of multiple oil and gas leases and ORR’s as set out in the table below.  On July 6 and July 9, 2015 respectively the Company concluded Asset Purchase Agreements with respect to the aforementioned assignments whereunder the Company issued a total of 6,500 shares of its common stock to Mr. Zheng. The Company valued the transaction at the market price of the shares as at the date of issue, or $15 per share for a total value of $97,500.  The Company capitalized the historical cost of the acquired assets totaling $51,263 and recorded a loss on acquisition of $46,237.

Assignment Date	Name of The Property	Type of Property	Location

June 11, 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11, 2015	Hemphill County	Overriding Royalty Int	Texas
June 11, 2015	Madison County	Wellbore Interest	Texas
June 11, 2015	Shelby County	Wellbore Interest	Texas
June 11, 2015	Emergy County	Lease Purchase	Utah

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC whereunder the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In respect of the acquired leases the Company issued a total of 5,000 shares of common stock on the closing date, August 19, 2015 which shares were valued at market price on the date of the transaction, totaling $448,500, which amount was capitalized.  As at September 30, 2015 the Company evaluated the capitalized value of the leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases, and no immediate development plans for the lease land.  A total of $448,500 has been expensed as Impairment loss on oil and gas lease during the quarter ended September 30, 2015.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4– OIL AND GAS PROPERTIES (Continued)

During the period the Company completed various workovers and other improvements to certain of its existing wellbores, which amounts totaling $53,687 were capitalized under Proved Properties.  As at the fiscal year ended March 31, 2016, a total of $53,587 was expensed as the Company has not yet determined when the wells will be brought online.  Further a total of $211,363 in proven and unproven oil and gas assets and ORR’s was fully impaired at March 31, 2016 following an evaluation by the Company’s management.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations for any wells that are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration. For the purpose of determining the fair value of ARO incurred during the fiscal year ended March 31, 2016, the Company used the following assumptions.

Inflation Rate	3%
Estimated asset life	20 years
Credit adjusted risk free interest rate	18%

As at March 31, 2016, the Company determined to fully impair its shut in wells given a lack of production over a period in excess of two years, and the uncertainty in returning the wells to production in the future.  As a result, the Company has recorded a long term liability equal to the full value of the ARO.

The following table shows the change in the Company’s ARO during the fiscal year ended March 31, 2016:

Asset retirement obligations at April 1, 2015	$-
Asset retirement obligations incurred	9,075
Accretion expense	89
Adjust obligation to reflect impairment of non producing wells	74,594
Asset retirement obligations at March 31, 2016	$83,580

NOTE 6 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.  The Company recorded no income tax expense for the fiscal years ended March 31, 2016 and 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

On January 20, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby decreasing all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held. The Company’s Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company’s issued and outstanding shares approved this amendment via a written consent executed on January 14, 2016.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMON STOCK (Continued)

All share amounts in these financial statements have been adjusted to reflect this stock split.

On June 12, 2015, Company issued 40,000 shares of common stock related to the acquisition of oil and gas property to (see Note 2) Zheng Xiangwu.  Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owned 900,000 shares of the Company’s common stock representing 68.94% of the Company’s issued and outstanding common stock at the date of the transaction.

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 25,500 shares of its common stock from the Company’s majority shareholder, Rise Fast. No underwriters were utilized in connection with this sale of securities. The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchase irrevocably agrees to purchase 10,000 at $15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 7,500 shares at the price of $20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 8,000 shares at the price of $20 per share. On July 23, 2015, the Company approved the issuance of 10,000 shares of common stock for cash proceeds of $150,000.  The shares were issued subsequent to the period covered by this report.

Between July 6 and July 9, 2015 the Company issued a further 6,500 shares of common stock to Mr. Zheng Xiangwu related to the acquisition of certain lease land and ORR’s.  (see Note 4).

On August 19, 2015 the Company issued a total of 5,000 shares to Hans Johnson, owner of Inceptus Resources LLC in respect of the acquisition of certain lease lands. (see Note 4).

On November 2, 2015, the Company issued 10,000 shares of common stock to Mr. Joe Seabourn as part of an employee compensation agreement, which shares were valued at market price on the date of the transaction, totaling $30,600.

As at March 31, 2016 the Company had a total of 1,326,281 shares issued and outstanding.

NOTE 8 – LOANS PAYABLE AND CONVERTIBLE NOTES

On August 10, 2015 the Company received loan proceeds of $60,000 from the Company’s majority shareholder, Rise Fast which amount bears interest at a rate of 5% per annum and is due and payable on December 31, 2017. During the period ended December 31, 2015, the Company repaid $55,980 of this loan leaving a total of $4,020 in principal outstanding.

On September 1, 2015 the Company received a further $50,000 in loan proceeds from Rise Fast which amount bears interest at 5% per annum and is due and payable on December 31, 2017.

On January 2, 2016, the remaining principal balance of the aforementioned loans payable totaling $54,020 and accrued interest of $1,225 thereon were converted to several 4% convertible notes with varying conversion prices.  A portion of these notes were concurrently assigned to several third parties. A total of $21,635 of the principal value of the convertible notes have a conversion price at $0.001 per share, and the remaining $33,610 in principal value of the convertible notes have a conversion price at $0.005 per share.

On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $55,245 as additional paid-in capital and the debt discount in full was recorded as interest expense.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LOANS PAYABLE AND CONVERTIBLE NOTES (Continued)

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
March 31, 2015	-	-	-	-
Additions	55,245	(55,245)	-	-
Amortization of debt discount	-	55,245	55,245	-
Interest expenses	-	-	-	552
March 31, 2016	55,245	-	55,245	552

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

On September 26, 2015 Mr. Huang Yu, a member of the Company’s Board of Directors was appointed Chief Financial Officer.

Effective October 1, 2015 the Company entered into an amendment to the consulting agreement with Mr. Joe Seabourn, member of the Company’s Board of Directors.  Under the terms of the Amendment, Mr. Seabourn shall cease charging a monthly fee for services and accepted 10,000 shares of the Company’s common stock as consideration for services between October 2015 and June 30, 2016. On November 2, 2015, the Company issued 10,000 shares of common stock to Mr. Joe Seabourn as part of an employee compensation agreement, which shares were valued at market price on the date of the transaction, totaling $30,600.

During the fiscal year the Company received a total of $110,000 in gross proceeds from its majority shareholder which amounts were payable on December 31, 2017 and bore interest at a rate of 5% per annum.  During the year a total of $55,980 was repaid to reduce the loan balance and subsequently a total of $54,020 in principal and $1,225 in accrued interest were converted into several 4% convertible notes with varying prices of conversion. (Ref Note: 8 above).

During the fiscal year ended March 31, 2016 the Company received advances totaling $108,433 from its majority shareholder in order to fund ongoing operations in the normal course.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

PETROGAS COMPANY
(Formerly: AMERICA RESOURCES EXPLORATION INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - OTHER EVENTS

On August 21, 2015 the Company appointed Mr. Mark Corrao as the Company’s Chief Financial Officer.  Mr. Corrao will receive fees of $2,500 per month in consideration for his services as CFO.

On September 26, 2015 the Company terminated Mr. Corrao’s position and consulting contract.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2016 the Company issued 21,635,730 shares of common stock to settle certain convertible notes in the principal amount of $21,635. (ref: Note 8 above)

On July 11, 2016 the Company issued 6,721,920 shares of common stock to settle certain convertible notes in the principal amount of $33,610. (ref: Note 8 above)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2016.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2016.

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

ITEM 9B.  OTHER INFORMATION

On January 20, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") whereby it amended its Articles of Incorporation by decreasing all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held.  The Company's Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company's issued and outstanding shares approved the amendment via a written consent executed on January 14, 2016.

On January 20, 2016, the  Company  filed  Articles of Merger with the Nevada SOS whereby it entered  into a statutory  merger with its  wholly-owned  subsidiary, PetroGas Company pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name from America Resources Exploration Inc. to "PetroGas Company".

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of the Company’s Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment

Huang Yu	33	Member of the Board of Directors; President, Secretary and Treasurer	April 3, 2015

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

Mr. Huang has not held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

(f) Involvement in certain legal proceedings.

None of the Company’s executive officers or directors have been involved in any legal proceedings during the past five (5) years.

(g) Promoters and control persons.

Mr. Zheng Xiangwu is the Company’s controlling shareholder. Mr. Zheng has not been a party to any legal proceedings at any time during the past five (5) years.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Company previously entered into a consulting agreement with Mr. Seabourn which was amended effective October 1, 2015 to provide that he would cease charging a monthly fee for services and accepted 10,000 shares of the Company’s common stock as consideration for services between October 2015 and June 30, 2016. The Company has not paid any other compensation to any of its officers or directors and does not have any agreements in place or understandings to pay any compensation to its officers and directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 18, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class

Common Stock	Zheng Xiang Wu (2) Central Office at 9th Floor Amtel Building 148 Des Voeux Road Central, Hong Kong China	956,500	72.12%

Common Stock	Huang Yu Gao Xin Kai Fa Qu Gao Xin Si Lu Zhong Jian San Ju Rong He Tian Yu Xiang Mu Bu, Liu Zhou Guang Xi, China	-0-	-

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 18, 2016. As of August 18, 2016, there were 1,326,281 shares of our common stock issued and outstanding.

(2)	Zheng Xiangwu is the sole owner of Rise Fast Limited, a Hong Kong corporation, which owns 910,000 shares of the Company’s common stock. Mr. Zheng owns 46,500 shares in his own name.

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

On April 3, 2015, a change in control of the Company occurred by virtue of Dmitri Kapsumun selling 900,000 shares (split adjusted) of the Company's common stock to Rise Fast Limited, a Hong Kong corporation. Such shares represented 71.77% of the Company's total issued and outstanding shares of common stock at the time of the transaction. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of the Company's Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of the Company

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby the Company issued 40,000 shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).

On June 12, 2015, the Company completed the acquisition of the Leases pursuant to the Asset Purchase Agreement. As a result of the completion of this acquisition, 40,000 shares of the Company’s common stock were issued to Mr. Zheng, who owns the Company’s largest shareholder, Rise Fast Limited. The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing the Company’s stock at $0.04 per share.

On June 11, 2015 the Company entered into various assignment agreements with Mr. Zheng for the acquisition of multiple oil and gas leases and overriding royalty interests (“ORR’s”). From July 6, 2015 through July 9, 2015, the Company completed the acquisition of such oil and gas leases and ORR’s, whereby the Company issued a total of 6,500 shares of its common stock to Mr. Zheng. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500.  The Company capitalized the historical cost of the acquired assets totaling $51,263 and recorded a loss on acquisition of $46,237.

On June 12, 2015, the Company accepted a Subscription Agreement for the sale of up to 25,500 shares of its common stock from the Company’s majority shareholder, Rise Fast. No underwriters were utilized in connection with this sale of securities. The Subscription Agreement provides that the shares shall be sold as follows: (i) upon execution thereof, the purchase irrevocably agrees to purchase 10,000 at $15 per share; (ii) within sixty (60) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 7,500 shares at the price of $20 per share; and (iii) within one hundred twenty (120) days of the date of the Subscription Agreement, the purchaser has the right to purchase an additional 8,000 shares at the price of $20 per share. On July 23, 2015, the Company approved the issuance of 10,000 shares of common stock for cash proceeds of $150,000.  The shares were issued subsequent to the period covered by this report.

As a result of the above transactions, Mr. Zheng controls a total of 956,500 shares, which represents 72.12% of the Company’s issued and outstanding shares.

On June 24, 2015 the Company approved a consulting contract with Mr. Joe Seabourn, a former member of the Company’s Board of Directors, for a monthly fee of $3,000, payable on the first of each month, commencing July 1, 2015.  During the period ended September 30, 2015 Mr. Seabourn was paid $9,000 under the terms of the contract.  Effective October 1, 2015 the Company entered into an amendment to the consulting agreement with Mr. Joe Seabourn.  Under the terms of the Amendment, Mr. Seabourn shall cease charging a monthly fee for services and accepted 10,000 shares of the Company’s common stock as consideration for services between October 2015 and June 30, 2016. On November 2, 2015, the Company issued 10,000 shares of common stock to Mr. Joe Seabourn, which shares were valued at market price on the date of the transaction, totaling $30,600

During the fiscal year ended March 31, 2016, the Company received a total of $110,000 in gross proceeds from its majority shareholder which amounts were payable on December 31, 2017 and bore interest at a rate of 5% per annum.  During the year a total of $55,980 was repaid to reduce the loan balance and subsequently a total of $54,020 in principal and $1,225 in accrued interest were converted into several 4% convertible notes with varying prices of conversion.

During the fiscal year ended March 31, 2016 the Company received advances totaling $108,433 from its majority shareholder in order to fund ongoing operations in the normal course.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

On August 13, 2015 the Company entered into an Asset Purchase Agreement with Inceptus Resources, LLC whereunder the Company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.  In respect of the acquired leases the Company issued a total of 5,000 shares of common stock on the closing date, August 19, 2015 which shares were valued at market price on the date of the transaction, totaling $448,500, which amount was capitalized.  As at September 30, 2015 the Company evaluated the capitalized value of the leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases, and no immediate development plans for the lease land.  A total of $448,500 has been expensed as Impairment loss on oil and gas lease in the third quarter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our current independent auditors, B F Borgers CPA PC, for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2016 and March 31, 2015 , included herein, are set forth below.

Fee Category	Year Ended March 31, 2016	Year Ended March 31, 2015

Audit Fees	$17,500	$6,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,500	$6,000

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

PART IV

ITEM 15.  EXHIBITS
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

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on May 20, 2014, file number 333-196409.
3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on May 20, 2014, file number 333-196409.
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
(1) Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROGAS COMPANY

Date: September 27, 2016	By:	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Huang Yu	President, Secretary, Treasurer, and Director	September 27, 2016
Huang Yu