Form 10-Q
period 2016-06-30
PetroGas Co
filed 2016-10-18
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from

333-196409
Commission File Number

PETROGAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	98-1153516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 4100
Houston, TX  77056

(Address of principal executive offices)

(602) 320-4899

 (Registrant’s telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes      [X] No

As of September 30, 2016, the issuer had 29,684,381 shares of common stock issued and outstanding.

Table of Contents

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
		7
Item 4.	Controls and Procedures
		7
	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

	SIGNATURES	10

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016	F-1
Unaudited Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-11

PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Current liabilities
Accounts payable and accrued liabilities	$20,065	$9,552
Advances from related party	130,660	118,433
Convertible notes	55,245	55,245
Total current liabilities	205,970	183,230

Long-term liabilities
Asset retirement obligations	83,580	83,580
Total long term liabilities	83,580	83,580

Total liabilities	289,550	266,810

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, par value $0.001;
300,000,000 shares authorized, 1,326,281 shares issued and
outstanding as of June 30, 2016 and March 31, 2016	1,326	1,326
Additional paid in capital	970,038	970,038
Accumulated deficit	(1,260,914)	(1,238,174)
Total stockholders’ (deficit) equity	(289,550)	(266,810)

Total liabilities and stockholders’ (deficit) equity	$-	$-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015

Revenue	$-	$-

Operating Expenses
Lease Operating expense	-	2,592
Accretion expense	-	45
General and administrative expense	22,188	13,943
Total operating expenses	22,188	16,580

Loss from Operations	(22,188)	(16,580)

Other Expenses:
Interest expenses	(552)	-
Total other expenses	(552)	-

Net loss	$(22,740)	$(16,580)

Net loss per share – basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,326,281	1,099,500

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(22,740)	$(16,580)
Adjustments to reconcile net loss to net cash from operating activities:
Asset retirement obligation accretion	-	45
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	10,513	1,875
Other liabilities	-	4,600
Net cash from operating activities	(12,227)	(10,060)

Cash flows from investing activities
Net cash from investing activities	-	-

Cash flows from financing activities
Advances from related party	12,227	-
Proceeds from sale of common stock	-	150.000
Net cash from financing activities	12,227	150.000

Net change in cash and cash equivalents	-	139,940

Beginning of period	-	5,971

End of period	$-	$145,911

Noncash investing and financing activities:
Issuance of common stock for acquisition of oil and gas properties	$-	$160,000
Asset retirement obligations incurred	-	4,549

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PERSENTATION

Organization and nature of business

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

All share and per share amounts in these financial statements have been adjusted to reflect this stock split.

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission on September 27, 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

NOTE 2– GOING CONCERN

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

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s proved properties have not operated for in excess of two years and under present circumstances, cannot be placed on production. Given the decline and continuing volatility of oil and gas prices which has prevented the Company from bringing its proven wells online, an estimate of discounted future net cash flows from proved oil and gas reserves is indeterminable. In addition, development of the Company’s unproved properties in not viable, nor are revenues from the Company’s ORR’s. As a result, the Company has evaluated its proved and unproven assets as at March 31, 2016 and has fully impaired these assets.  We recognized a cumulative total of $713,550 and $0 of impairment costs during the years ended March 31, 2016 and 2015, respectively in respect of our proven and unproven oil and gas assets, in addition to a total of $46,237 which was impaired during the third quarter ended September 30, 2015 as a result of the loss on acquisition of certain ORR’s.

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

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.  The Company had no sales of oil and gas during the three months ended June 30, 2016 and 2015.

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

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as of June 30, 2016 and March 31, 2016, respectively.

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards.

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4– OIL AND GAS PROPERTIES

During the fiscal year ended March 31, 2016 the Company entered into certain agreements whereunder they acquired 94% control of Seabourn Oil Company, LLC, a company that holds a100% working interest and an 80% net revenue interest in a total of 960 acres located in two tracts in Callahan County, Texas.

On June 10, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) where under it acquired the rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”).

Further, on June 11, 2015 the Company entered into additional assignment agreements for the acquisition of multiple oil and gas leases and overriding royalty interests (“ORR’s”) in various counties in Oklahoma, Texas and Utah.

During the fiscal year ended March 31, 2016, the Company completed various workovers and other improvements to certain of its existing wellbores, which amounts totaling $53,687 were capitalized under Proved Properties.  As at the fiscal year ended March 31, 2016, the Company expensed these costs as the Company has not yet determined when the wells will be brought online.  Further a total of $211,363 in proven and unproven oil and gas assets acquired as set out above, including ORR’s were fully impaired at March 31, 2016 following an evaluation by the Company’s management which determined recovery of costs was not likely to occur during the foreseeable future as a result of current industry economics.

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 6 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.  The Company recorded no income tax expense for the three months ended June 30, 2016 and 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

Shares issued during the three months ended June 30, 2016

None

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – COMMON STOCK (continued)

Shares issued during the fiscal year ended March 31, 2016

On June 12, 2015, Company issued 40,000 shares of common stock related to the acquisition of oil and gas property to (see Note 4) Zheng Xiangwu.  Mr. Zheng is the owner of Rise Fast Limited, a Hong Kong corporation (“Rise Fast”), which is the majority shareholder of the Company. Rise Fast owned 900,000 shares of the Company’s common stock representing 68.94% of the Company’s issued and outstanding common stock at the date of the transaction.

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

As at June 30, 2016 and March 31, 2016 the Company had a total of 1,326,281 shares issued and outstanding.

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

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – LOANS PAYABLE AND CONVERTIBLE NOTES (continued)

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
March 31, 2015	-	-	-	-
Additions	55,245	(55,245)	-	-
Amortization of debt discount	-	55,245	55,245	-
Interest expenses	-	-	-	552
March 31, 2016	55,245	-	55,245	552
Interest expense				552
June 30, 2016	55,245	-	55,245	1,104

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2016 the Company received advances totaling $12,227 from its majority shareholder, Rise Fast Limited,  in order to fund ongoing operations in the normal course.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2016 the Company issued 21,635,730 shares of common stock to settle certain convertible notes in the principal amount of $21,635. (ref: Note 8 above)

On July 11, 2016 the Company issued 6,721,920 shares of common stock to settle certain convertible notes in the principal amount of $33,610. (ref: Note 8 above)
The Company has been named as a defendant in the lawsuit entitled Geoge Sharp v. America Resources Exploration, Inc., et al., Case No. 37-2015-00028270-CU-NP-CTL, currently pending in the California Superior Court for San Diego County. The lawsuit was filed on August 20, 2015 and also names other defendants.  The lawsuit alleges that the Company and the other defendants sent and/or advertised in at least 99 emails in violation of California Business and Professions Code section 17529.5. The lawsuit seeks monetary relief in the amount of $99,000 jointly and severally against all Defendants along with the costs of the suit.  Except as provided above, we know of no other legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.  No amounts have been recorded to date for this matter.  Effective October 5, 2016, this action was resolved pursuant to a confidential settlement agreement, and a request for dismissal has been filed with the court.

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

For the quarter Ended June 30, 2016 and 2015:

Results of Operations

For the three month periods ended June 30, 2016 and June 30, 2015, we had no revenue.  Expenses for the three-month period ended June 30, 2016 totaled $22,740 resulting in a net loss of $22,740 as compared to a net loss of $13,943 for the three months ended June 30, 2015. The increase in the net loss for the three month period ended June 30, 2016, is substantially a result of increased legal fees in the period as a result of certain litigation discussed below, totaling $14,778, interest expenses in the amount of $552, and general and administrative expense of $7,410 as compared to lease operating expense and accretion expense of $2,637 and general and administrative expense of $13,943 for the three month period ended June 30, 2015.  General and administrative expenses decreased over the period as the Company incurred reduced costs related to its reporting obligations in the period. The lease operating expense incurred in 2015 is attributable to the interests in the Leases acquired, and the accretion expense is attributable to the Company’s asset retirement obligations for any wells permanently removed from service.  During the fiscal year ended March 31, 2016 the Company fully expensed the projected asset retirement obligations as none of the Company’s wells are currently on production due to economic conditions, and there is no certainly as to when or if the wells will be brought back online.

Capital Resources and Liquidity

As of June 30, 2016 and March 31, 2016, we had no cash or cash equivalents, and a negative working capital of $205,970.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has been named as a defendant in the lawsuit entitled Geoge Sharp v. America Resources Exploration, Inc., et al., Case No. 37-2015-00028270-CU-NP-CTL, currently pending in the California Superior Court for San Diego County. The lawsuit was filed on August 20, 2015 and also names other defendants.  The lawsuit alleges that the Company and the other defendants sent and/or advertised in at least 99 emails in violation of California Business and Professions Code section 17529.5. The lawsuit seeks monetary relief in the amount of $99,000 jointly and severally against all Defendants along with the costs of the suit.  Except as provided above, we know of no other legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.  No amounts have been recorded to date for this matter.  Effective October 5, 2016, this action was resolved pursuant to a confidential settlement agreement.

Item 1A. Risk Factors.

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective July 1, 2016, Rise Fast Limited, a Hong Kong Corporation and the Company’s controlling shareholder, converted a promissory note issued by the Company in the face amount of $16,598.17 into 16,598,730 shares of the Company’s common stock, and converted a promissory note issued by the Company in the face amount of $5,037.00 into 5,037,000 shares of the Company’s common stock.

Effective July 11, 2016, each of Chen Sheng Song, Li Yun Xi, Lian Zu Qin, Wei Rui Shan, and Zhu Ling converted promissory notes issued by the Company, each in the face amount of $6,721.92, into 1,344,384 shares of the Company’s common stock.  The result of these conversions is that an aggregate of 6,721,920 shares of the Company’s common stock were issued in the settlement of convertible promissory notes in the aggregate amount of $33,609.60.

Item 6. Exhibits.

Exhibit No.	Description
31.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.INS	XBRL INSTANCE DOCUMENT (1)
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA (1)
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE (1)
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)
(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetroGas Company
(Registrant)

Date: October 18, 2016	By:	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer