Form 10-Q
period 2016-09-30
PetroGas Co
filed 2016-10-25
CIK 1609258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Table of Contents

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
		7
Item 4.	Controls and Procedures
		7
	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

	SIGNATURES	10

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-11

PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Current liabilities
Accounts payable and accrued liabilities	$32,317	$9,552
Advances from related party	167,308	118,433
Convertible notes	-	55,245
Total current liabilities	199,625	183,230

Long-term liabilities
Asset retirement obligations	83,580	83,580
Total long term liabilities	83,580	83,580

Total liabilities	283,205	266,810

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, par value $0.001;
300,000,000 shares authorized, 29,684,381 and 1,326,281 shares issued and
outstanding as of September 30, 2016 and March 31, 2016	29,684	1,326
Additional paid in capital	996,925	970,038
Accumulated deficit	(1,309,814)	(1,238,174)
Total stockholders’ (deficit) equity	(283,205)	(266,810)

Total liabilities and stockholders’ (deficit) equity	$-	$-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
Lease Operating expense	-	42,022	-	44,614
Accretion expense	-	44	-	89
General and administrative expense	48,682	81,966	71,050	95,909
Total operating expenses	48,682	124,032	71,050	140,612

Loss from Operations	(48,862)	(124,032)	(71,050)	(140,612)

Other Expenses:
Loss on acquisition of royalty interest and unproven property	-	(46,237)	-	(46,237)
Impairment of oil and gas leases	-	(448,500)	-	(448,500)
Interest expenses	(38)	(708)	(590)	(708)
Total other expenses	(38)	(495,445)	(590)	(495,445)

Net loss	$(48,900)	$(619,477)	$(71,640)	$(636,057)

Net loss per share – basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding – basic and diluted (1)	2,266,965	1,302,234	1,799,193	1,282,183

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(71,640)	$(636,057)
Adjustments to reconcile net loss to net cash from operating activities:
Asset retirement obligation accretion	-	89
Impairment of oil and gas leases	-	448,500
Loss on acquisition of royalty interests and unproven property	-	46,237
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	22,765	9,263
Other liabilities	-	4,600
Prepaid Expenses	-	(13,078)
Materials and supplies	-	(14,503)
Interest expense	-	708
Net cash from operating activities	(48,875)	(154,241)

Cash flows from investing activities
Improvements to proven oil and gas assets	-	(77,044)
Net cash from investing activities	-	(77,044)

Cash flows from financing activities
Advances from related party	48,875	110,000
Proceeds from sale of common stock	-	150,000
Net cash from financing activities	48,875	260,000

Net change in cash and cash equivalents	-	28,715

Beginning of period	-	5,971

End of period	$-	$34,686

Noncash investing and financing activities:
Issuance of common stock for acquisition of oil and gas properties	$-	$160,000
Asset retirement obligations incurred	-	9,075
Issuance of common stock for acquisition of overriding royalties and unproved property		97,500
Issuance of common stock for unproven oil and gas property		448,500
Issuance of common stock to settle certain convertible notes	55,245	-
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

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission on September 27, 2016.

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

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.  The Company had no sales of oil and gas during the six months ended September 30, 2016 and 2015.

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

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2016 and March 31, 2016, respectively.

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

NOTE 6 – LOANS PAYABLE AND CONVERTIBLE NOTES

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

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
March 31, 2015	-	-	-	-
Additions	55,245	(55,245)	-	-
Amortization of debt discount	-	55,245	55,245	-
Interest expenses	-	-	-	552
March 31, 2016	55,245	-	55,245	552
Interest expense				590
Shares issuance due to conversion	(55,245)	-	(55,245)	-
September 30, 2016	-	-	-	1,142

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

Shares issued during the six months ended September 30, 2016

On July 1, 2016 the Company issued 21,635,730 shares of common stock to settle certain convertible notes in the principal amount of $21,635. (ref: Note 6 above)

On July 11, 2016 the Company issued 6,721,920 shares of common stock to settle certain convertible notes in the principal amount of $33,610. (ref: Note 6 above)

Shares issued during the fiscal year ended March 31, 2016

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

As at September 30, 2016 and March 31, 2016, the Company had a total of 29,684,381 and 1,326,281 shares issued and outstanding, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2016 the Company received advances totaling $48,875 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

PETROGAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.  The Company recorded no income tax expense for the six months ended September 30, 2016 and 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 10 – SUBSEQUENT EVENTS

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

Results of Operations

For the quarter Ended September 30, 2016 and 2015:

For the three month periods ended September 30, 2016 and September 30, 2015, we had no revenue.  Expenses for the three-month period ended September 30, 2016 totaled $48,900 including interest expenses of $38, resulting in a net loss of $48,900 as compared to a net loss of $619,477 for the three months ended September 30, 2015, inclusive of operating expenses of $124,032, a loss on the acquisition of certain oil and gas leases of $46,237, an impairment loss of $448,500 and interest expenses of $708. The decrease in operating loss for the three-month period ended September 30, 2016, is a result of a reduction to lease operating expenses from $42,022 in the three months ended September 30, 2015 to Nil in the current three-month period, and a dramatic reduction to general and administrative expense from $81,966 (2015) to $48,682 (2016) as professional and consulting fees were also reduced period over period.  Other expenses were also substantively reduced period over period as the Company incurred certain impairment losses of $448,500 and a loss on the acquisition of certain royalty interests of $46,237 in the three months ended September 30, 2015 with no comparative charges in the period ended September 30, 2016.  Interest expenses were also reduced in the comparative periods from $708 in 2015 to $38 in the current three-month period.

For the six months Ended September 30, 2016 and 2015:

For the six month periods ended September 30, 2016 and September 30, 2015, we had no revenue.  Expenses for the six-month period ended September 30, 2016 totaled $71,640 including interest expenses of $590, resulting in a net loss of $71,640 as compared to a net loss of $636,057 for the six months ended September 30, 2015, inclusive of operating expenses of $140,612, a loss on the acquisition of certain oil and gas leases of $46,237, an impairment loss of $448,500 and interest expenses of $708. The decrease in operating loss for the six-month period ended September 30, 2016, is a result of a reduction to lease operating expenses from $44,614 in the six months ended September 30, 2015 to Nil in the current six-month period, and a reduction to general and administrative expense from $95,909 (2015) to $71,050 (2016) as professional fees were also reduced period over period.  Other expenses were also substantively reduced period over period as the Company incurred certain impairment losses of $448,500 and a loss on the acquisition of certain royalty interests of $46,237 in the six months ended September 30, 2015 with no comparative charges in the period ended September 30, 2016.  Interest expenses were also reduced in the comparative periods from $708 in 2015 to $590 in the current six-month period.

Capital Resources and Liquidity

As of September 30, 2016 and March 31, 2016, we had no cash or cash equivalents. As of September 30, 2016 we had a negative working capital of $199,625, and we had a negative working capital of 183,230 as of March 31, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has been named as a defendant in the lawsuit entitled George Sharp v. America Resources Exploration, Inc., et al., Case No. 37-2015-00028270-CU-NP-CTL, currently pending in the California Superior Court for San Diego County. The lawsuit was filed on August 20, 2015 and also names other defendants.  The lawsuit alleges that the Company and the other defendants sent and/or advertised in at least 99 emails in violation of California Business and Professions Code section 17529.5. The lawsuit seeks monetary relief in the amount of $99,000 jointly and severally against all Defendants along with the costs of the suit.  Except as provided above, we know of no other legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.  No amounts have been recorded to date for this matter.  Effective October 5, 2016, this action was resolved pursuant to a confidential settlement agreement, and a request for dismissal has been filed with the court.

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

The foregoing issuances of securities were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising.

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

PetroGas Company
(Registrant)

Date: October 25, 2016	By:	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer