Form 10-Q
period 2016-12-31
PetroGas Co
filed 2017-02-14
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

333-196409

Commission File Number

PETROGAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	98-1153516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 4100

Houston, TX 77056

(Address of principal executive offices)

(832) 899-8597

 (Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of February 14, 2017, the issuer had 29,683,931 shares of common stock issued and outstanding.

PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	13,611	$-
Prepaid expenses	683	-
Total Current Assets	14,294	-

Oil and gas, on the basis of full cost accounting
Unproved Property	21,913	-
TOTAL ASSETS	$36,207	$-

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$12,918	$9,552
Advances from related party	676	118,433
Convertible notes	-	55,245
Total Current Liabilities	13,594	183,230

Long-term liabilities
Asset retirement obligations	83,580	83,580
Promissory note	240,683	-
Total long-term liabilities	324,263	83,580

TOTAL LIABILITIES	337,857	266,810

SHAREHOLDERS' EQUITY
Common stock: 300,000,000 authorized; $0.001 par value
29,684,381 and 1,326,281 shares issued and outstanding as of December 31, 2016 and March 31, 2016	29,684	1,326
Additional paid in capital	996,925	970,038
Accumulated deficit	(1,328,259)	(1,238,174)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(301,650)	(266,810)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$36,207	$-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

OPERATING EXPENSES
Lease Operating expense	-	4,042	-	48,656
Accretion expense	-	18	-	107
General and administrative expense	18,445	28,590	89,495	124,499
TOTAL OPERATING EXPENSES	18,445	32,650	89,495	173,262

Loss from Operations

OTHER EXPENSES
Loss on acquisition of royalty interest and unproven property	-	-	-	46,237
Impairment of oil and gas leases	-	-	-	448,500
Interest expenses	-	3,279	590	3,988
Total other expenses	-	3,279	590	498,725

NET LOSS	(18,445)	(35,929)	(90,085)	(671,987)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.01)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	29,683,931	1,315,500	11,195,137	1,293,655

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(90,085)	$(671,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of asset	-	3,278
Asset retirement obligation accretion	-	107
Impairment of oil and gas leases	-	448,500
Loss on acquisition of royalty interest on unproven property	-	46,238
Share based compensation	-	30,600
Changes in operating assets and liabilities:	-
Accounts payable	3,366	8,854
Other liabilities	-	5,117
Prepaid expenses	(683)	(13,078)
Materials and supplies	-	8,753
Other Liabilities	-	708
Net cash used in Operating Activities	(87,402)	(132,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to proven oil and gas assets	-	(77,044)
Purchase and improvements of unproven oil and gas assets	(21,913)	-
Net cash used in investing activities	(21,913)	(77,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	(117,757)	54,020
Promissory note	240,683	-
Proceeds from sale of common stock	-	150,000
Net cash provided by Financing Activities	122,926	204,020

Net decrease in cash and cash equivalents	13,611	(5,934)
Cash and cash equivalents, beginning of period	-	5,971
Cash and cash equivalents, end of period	$13,611	$37

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of common stock to settle certain convertible notes	$55,245
Exchanged debt for common shares	$-
Deferred contractual obligation in form of note	$-

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

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission on September 27, 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

NOTE 2 – GOING CONCERN

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

The Company’s proved properties have not operated for in excess of two years and under present circumstances, cannot be placed on production. Given the decline and continuing volatility of oil and gas prices which has prevented the Company from bringing its proven wells online, an estimate of discounted future net cash flows from proved oil and gas reserves is indeterminable. In addition, development of certain unproved properties is not viable, nor are revenues from the Company’s ORR’s related to these projects. As a result, the Company evaluated its proved and unproven assets as at March 31, 2016 and has fully impaired these assets. We recognized a cumulative total of $713,550 and $0 of impairment costs during the years ended March 31, 2016 and 2015, respectively in respect of our proven and unproven oil and gas assets, in addition to a total of $494,737 which was impaired during the nine months ended December 31, 2015 as a result of the loss on acquisition of certain ORR’s of $46,237, and an amount of $448,500 impairment of oil and gas leases.

During the three month period ended December 31, 2016, the Company has capitalized a total of $21,913 in Unproved Property. Based on the Company’s analysis, no impairment has been recorded on the Unproved Property.

Impairment

FASB ASC 360-10-35-21 requires that assets to be held and used be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method's impairment rules.

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses. The Company had no sales of oil and gas during the nine months ended December 31, 2016 and 2015.

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

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2016 and March 31, 2016, respectively.

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company regularly reviews and analyses the recent accounting pronouncements.

NOTE 4 – OIL AND GAS PROPERTIES

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

On November 30, 2016, the Company acquired various royalty interests in Oklahoma and Texas for $10,485. On December 14, 2016, the Company acquired two oil and gas leases in Ohio for $2,705. For the three month period ending December 31, 2016, the Company capitalized an additional $8,723, related to fees and premiums for the related projects. As of December 31, 2016, a total of $21,913 is recorded.

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

Based on the Company’s analysis and review of agreements related to the royalty interests and oil and gas leases acquired in the three months ended December 31, 2016, no Asset retirement obligation has been recorded in relation to these projects, as no future obligations have been identified.

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

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
March 31, 2015	-	-	-	-
Additions	55,245	(55,245)	-	-
Amortization of debt discount	-	55,245	55,245	-
Interest expenses	-	-	-	552
March 31, 2016	55,245	-	55,245	552
Interest expense				590
Shares issuance due to conversion	(55,245)	-	(55,245)	-
December 31, 2016	-	-	-	1,142

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

NOTE 7 – PROMISSORY NOTE

On December 31, 2016, the Company entered into a promissory note with a majority shareholder, Rise Fast Limited, for an amount of $240,683. The promissory note bears interest at a rate of 2% per annum, and is payable on December 31, 2019.

NOTE 8 – COMMON STOCK

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

Shares issued during the nine months ended December 31, 2016

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

As at December 31, 2016 and March 31, 2016, the Company had a total of 29,684,381 and 1,326,281 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2016 the Company received advances totaling $122,826 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.  On December 31, 2016, the Company issued a promissory note for amount owing to Rise Fast of $240,683, which replaced the full amount of $240,683 previous amounts advanced up to December 31, 2016.

NOTE 10 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.  The Company recorded no income tax expense for the nine months ended December 31, 2016 and 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

On April 3, 2015, a change in control of Alazzio Entertainment Corp. (the "Company") occurred by virtue of the Company's largest shareholder, Dmitri Kapsumun selling 900,000 shares (split adjusted) of the Company's common stock to Rise Fast Limited, a Hong Kong corporation (“Rise Fast”). Such shares represent 71.77% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of the Company's Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of the Company.

On April 16, 2015, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") whereby it amended its Articles of Incorporation by increasing the Company's authorized number of shares of common stock from 75 million to 300 million (not adjusted for the one (1) for one hundred (100) stock split conducted in January 2016 and described below) and increasing all of its issued and outstanding shares of common stock at a ratio of fifteen (15) shares for every one (1) share held. The Company's Board of Directors approved this amendment on April 15, 2015 and shareholders holding 71.77% of the Company's issued and outstanding shares approved this amendment via a written consent executed on April 16, 2015.

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

On June 12, 2015, the Company completed the acquisition of the Leases pursuant to the Asset Purchase Agreement. As a result of the completion of this acquisition, 40,000 shares of the Company’s common stock were issued to Mr. Zheng Xiangwu. Mr. Zheng is the owner of Rise Fast, which is the Company’s majority shareholder. The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing the Company’s stock at $0.04 per share.

Rise Fast owns 900,000 shares of the Company’s common stock. As a result of the transaction consummated pursuant to the Asset Purchase Agreement, Mr. Zheng controlled a total of 940,000 shares, which represented 72.64% of the Company’s issued and outstanding shares at that time.

Prior to the change in control of its management and shareholders and entering into the Asset Purchase Agreement in 2015, the Company's operations were limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

In connection with the completion of the acquisition of the Leases pursuant to the Asset Purchase Agreement, the Company elected to enter into the oil and gas industry. Our primary objective is to enter the oil and gas industry by acquiring active oil and gas fields. This first step will allow us to enter the market in the U.S. and create immediate cash flow from producing wells. The Company intends to take advantage of currently depressed energy prices by taking over fields from companies that are unable to service their excessive debt due to falling oil prices.

On June 11, 2015 the Company entered into various assignment agreements with Mr. Zheng for the acquisition of multiple oil and gas leases and overriding royalty interests (“ORR’s”) as set out in the table below. From July 6, 2015 through July 9, 2015, the Company completed the acquisition of such oil and gas leases and ORR’s, whereby the Company issued a total of 6,500 shares of its common stock to Mr. Zheng in exchange for such assets. The Company valued the transaction at the market price of the shares as at the date of issue, or $0.15 per share for a total value of $97,500. The Company capitalized the historical cost of the acquired assets totaling $51,263 and recorded a loss on acquisition of $46,237.

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

In order to assist the Company’s entry into the oil and gas industry in June 2015 the Company added Joe M. Seabourn and Robert Wiener as members of its Board of Directors. Mr. Weiner resigned from the Board of Directors in November 2015 and Mr. Seabourn resigned from the Board of Directors in December 2015. The resignations of Messrs. Weiner and Seabourn were not due to any disagreements of any nature with the Company.

On January 20, 2016, the Company filed a Certificate of Amendment with the Nevada SOS whereby it amended its Articles of Incorporation by decreasing all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held. The Company's Board of Directors approved this amendment on January 13, 2016 and shareholders holding 68.65% of the Company's issued and outstanding shares approved the amendment via a written consent executed on January 14, 2016.

On January 20, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, PetroGas Company pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name from America Resources Exploration Inc. to "PetroGas Company".

Both the reverse stock split and name change described above were effected in the market by FINRA as of March 7, 2016, which also resulted in changing the Company’s ticker symbol to “PTCO”.

On November 30, 2016, the Company acquired various royalty interests in the Mahler 106 5H, 6H, 8H and SL 9H wells located in the SE/4 of Section 106, Block C, Gunter & Munson Survey, A-513, Roberts County, Texas for $10.485.00. These wells are operated by Unit Petroleum Company of Tulsa, Oklahoma and BP America Production Company of Houston, Texas.

On December 9, 2016, the Company acquired oil and gas leases in Colorado, known as Parcel 7591 and in Montana, known as Parcel 10-16-01.

On December 14, 2016, the Company acquired two oil and gas leases in Monroe County, Ohio and Washington County, Ohio for $2,705.00.

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

The Burns and Rogers Leases hold collectively seven (7) oil wells, but none of which are operating wells at this time. Although Company’s management and industry professionals believed at the time that they were acquired that the Company could double or triple previous production on these wells, depressed oil prices indicate that the cost to bring these wells online an uneconomical venture.

The Company has also acquired several thousand acres of oil and gas properties over the last 24 months but has not yet begun any drill program. Subject to financing of $200,000 the company will engage geologists to assess the drilling potential of each individual area.

Future Operations

Management continues to consider plans to reactivate the inactive wells through a rework program on the Leases. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

The Company has also been actively seeking other producing and non-producing leases that will allow us to explore and drill in high-profile pay zones.

In the current climate, the Company believes that it may be profitable to drill new wells for either oil, gas or both.

On the Burns and Rogers Leases, we intend to rework all current wells and bring them back to production once oil prices are in a suitable range. We are planning an exploration strategy to drill new wells on the current Leases, as well as acquire deeper rights in order to drill some of the wells at greater depths.

Results of Operations

For the quarter Ended December 31, 2016 and 2015:

For the three month periods ended December 31, 2016 and December 30, 2015, we had no revenue. Operating expenses for the three-month period ended December 31, 2016 totaled $ 18,445, which consisted solely of general and administrative expense, compared to operating expenses for the same period from the previous year of $32,650, which consisted of $28,590 in general and administrative expenses, $4,042 in lease operating expense and $18 in acquisition expenses.

For the three (3) month period ended December 31, 2016, we incurred a net loss of $18,445 as compared to a net loss of $35,929 for the three months ended December 31, 2015. The decrease in net loss for the three-month period ended December 31, 2016, is a result of a reduction to general and administrative expense from $28,590 to $18,445, a decrease in lease operating expense from $4,042 to nil, a decrease in accretion expense from $18 to nil and a decrease in interest expense from $3,279 to nil.

For the nine months Ended December 31, 2016 and 2015:

For the nine month periods ended December 31, 2016 and December 31, 2015, we had no revenue. Operating expenses for the nine month period ended December 31, 2016 totaled $ 89,495, which consisted solely of general and administrative expense, compared to operating expenses for the same period from the previous year of $173,262, which consisted of $124,499 in general and administrative expenses, $48,656 in lease operating expense and $107 in acquisition expenses.

For the nine (9) month period ended December 31, 2016, we incurred a net loss of $90,085, as compared to a net loss of $671,987 for the nine months ended December 31, 2015. The decrease in net loss for the nine-month period ended December 31, 2016, is a result of a reduction to general and administrative expense from $173,262 to $89,495, a decrease in lease operating expense from $48,656 to nil, a decrease in accretion expense from $107 to nil, a decrease in impairment of oil and gas leases from $448,500 to nil, a decrease in loss on acquisition of royalty interest and unproven property from $46,237 to nil and a decrease in interest expense from $3,279 to nil.

Capital Resources and Liquidity

As of December 31, 2016, we had $13,611 in cash and $683 in prepaid expense, compared to no cash or cash equivalents as of March 31, 2016. As of December 31, 2016 we had working capital of $700, and we had a negative working capital of 183,230 as of March 31, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company refers to the disclosures made in Item 1. Legal Proceedings in its Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on October 25, 2016.

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

___________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetroGas Company
(Registrant)

Date: February 14, 2017	By:	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer

