Form 10-K
period 2017-03-31
PetroGas Co
filed 2017-06-30
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 333-196409

PETROGAS COMPANY
(Name of registrant in its charter)

Nevada	98-1153516
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2800 Post Oak Boulevard

Suite 4100

Houston, TX 77056

(Address of principal executive offices)

(832) 899-8597

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF

THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF

THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of September 30, 2016, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was $2,836,860. This amount does not reflect any changes caused by the stock split described below.

At June 13, 2017, there were 29,683,931 shares of the registrant's common stock issued and outstanding.

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

On November 30, 2016, the Company acquired various royalty interests in Texas for $10,485. On December 14, 2016, the Company acquired two oil and gas leases in Ohio for $2,705. On January 1, 2017, the Company acquired the lease for three oil and gas properties for $4,975. As of March 31, 2017, a total of $28,023 is recorded as Unproved Property.

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

Currently, all of our properties are located in eleven (11) counties, making us vulnerable to risks associated with having our production concentrated in a small area.

All of our properties are concentrated in fourteen (14) counties comprised of seven (7) counties in Texas (Atascosa, Frio, Hemphill, Madison, Shelby, Callahan and Roberts Counties), four (4) counties in Oklahoma (Ellis, Payne, Cleveland, and Harper Counties), one (1) county in Utah (Emergy County), and two (2) counties in Ohio (Monroe and Washington Counties). As a result of this concentration, we are disproportionately exposed to the natural decline of production from these fields as well as the impact of delays or interruptions of production from these wells, which could be caused by significant governmental regulation, transportation capacity constraints, curtailments of production, service delays, natural disasters or other events that impact this area.

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

On November 30, 2016, the Company acquired various royalty interests in Texas for $10,485. On December 14, 2016, the Company acquired two oil and gas leases in Ohio for $2,705. On January 1, 2017, the Company acquired the lease for three oil and gas properties for $4,975.

ITEM 3. LEGAL PROCEEDINGS

None.

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

The following table sets forth, for each quarter during the period commencing April 1, 2015 through March 31, 2017, the reported high and low bid prices of our common stock on the OTC. These prices have not been adjusted to take into consideration the 1:100 reverse stock split that was effected in the market on March 7, 2016. Our stock was first quoted on the OTC Pink Sheets in June 2015 and previously was not traded on any exchange or on the over-the-counter market.

Quarter Ended	High	Low

March 31, 2017	$5.65	$0.15
December 31, 2016	$1.545	$0.22
September 30, 2016	$0.55	$0.21
June 30, 2016	$1.30	$0.11

March 31, 2016	$2.10	$0.025
December 31, 2015	$8.30	$1.05
September 30, 2015	$0	$0
June 30, 2015	$0	$0

Holders

As of June 13, 2017, we had seven (7) shareholders of record of our common stock and believe that there may be additional beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2017.

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

On November 30, 2016, the Company acquired various royalty interests in Texas for $10,485. On December 14, 2016, the Company acquired two oil and gas leases in Ohio for $2,705. On January 1, 2017, the Company acquired the lease for three oil and gas properties for $4,975. As of March 31, 2017, a total of $28,023 is recorded as Unproved Property.

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

Fiscal Years Ended March 31, 2017 and 2016

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements for the fiscal years ended March 31, 2017 and 2016 and accompanying notes appended thereto that are included in this annual report.

Results of Operations for the Year Ended March 31, 2017

Revenue for the year ended March 31, 2017 was $2,484 compared to $0 for the year ended March 31, 2016. Revenue was comprised of royalty revenue.

The Company’s operating expenses for the year ended March 31, 2017 decreased to $105,994 from $391,815 for the year ended March 31, 2016. For the year ended March 31, 2017 the Company had $0 in lease operating expense and accretion expense compared to $59,370 and $83,580, respectively, for the year ended March 31, 2016.

The Company’s general and administrative expenses for the year ended March 31, 2017 decreased to $105,994 from $248,865 for the year ended March 31, 2016.

Other expenses for the year ended March 31, 2017 decreased to $1,793 for the year ended March 31, 2017 from $816,811 for the year ended March 31, 2016. The decrease is driven by decreases in impairment of oil and gas leases, interest expense, and loss on acquisition of royalty interest and unproven property.

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

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and cash equivalents of $1,016 and a negative working capital of $20,628.

For the twelve months ended March 31, 2017, we used $97,596 of cash for operations primarily as a result of the net loss of $105,303 offset by an increase in accounts payable of $7,836 and an increase in prepaid expenses of $129.

Net cash used in investing activities of $28,023 for the twelve months ended March 31, 2017 was due to purchase and improvements of unproven oil and gas assets.

For the twelve months ended March 31, 2017, the Company had $126,635 in net cash provided by financing activities comprised of a decrease in advances from a related party in the amount of $114,014 and an increase in promissory notes of $240,683.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Petrogas Company:

We have audited the accompanying consolidated balance sheets of Petrogas Company (“the Company”) as of March 31, 2017 and 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Petrogas Company, as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

June 29, 2017

PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	1,016	$-
Prepaid expenses	129	-
Total Current Assets	1,145	-

Oil and gas, on the basis of full cost accounting
Unproved Property	28,023	-
TOTAL ASSETS	$29,168	$-

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$17,388	$9,552
Advances from related party	4,385	118,433
Convertible notes	-	55,245
Total Current Liabilities	21,773	183,230

Long-term liabilities
Asset retirement obligations	83,580	83,580
Promissory note	240,683	-
Total long-term liabilities	324,263	83,580

TOTAL LIABILITIES	346,036	266,810

SHAREHOLDERS' EQUITY
Common stock: 300,000,000 authorized; $0.001 par value 29,684,381 and 1,326,281 shares issued and outstanding as of March 31, 2017 and 2016	29,684	1,326
Additional paid in capital	996,925	970,038
Accumulated deficit	(1,343,477)	(1,238,174)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(316,868)	(266,810)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$29,168	$-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	March 31,
	2017	2016

Royalty Revenue	$2,484	$-
Gross Profit	2,484	-

OPERATING EXPENSES
Lease Operating expense	-	59,370
Accretion expense	-	83,580
General and administrative expense	105,994	248,865
TOTAL OPERATING EXPENSES	105,994	391,815

Loss from Operations

OTHER EXPENSES
Loss on acquisition of royalty interest and unproven property	-	46,238
Impairment of oil and gas leases	-	713,550
Interest expenses	1,793	57,023
Total other expenses	1,793	816,811

NET LOSS	(105,303)	(1,208,626)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.92)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	15,781,056	1,308,325

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Equity

Balance - March 31, 2015	1,254,781	$1,254	$28,265	$(29,548)	$(29)
Debt discount	-		55,245		$55,245
Shares issued for cash	10,000	10	149,990		150,000
Shares issued for stock-based compensation	10,000	10	30,590		30,600
Shares issued for acquisitions	51,500	52	705,948		706,000
Net loss	-	-	-	(1,208,626)	(1,208,626)

Balance - March 31, 2016	1,326,281	$1,326	$970,038	$(1,238,174)	$(266,810)
Shares issued for conversion	28,357,650	28,358	26,888	-	55,245
Net loss	-	-	-	(105,303)	(105,303)
Balance - March 31, 2017	$29,683,931	$29,684	$996,926	$(1,343,477)	$(316,868)

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended
	March 31,	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(105,303)	$(1,208,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset retirement obligation accretion	-	83,580
Impairment of oil and gas leases	-	713,550
Loss on acquisition of royalty interest on unproven property	-	46,237
Amortization of debt discount		55,245
Share based compensation	-	30,600
Changes in operating assets and liabilities:	-
Accounts payable	7,836	4,777
Prepaid expenses	(129)	-
Net cash used in Operating Activities	(97,596)	(274,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to proven oil and gas assets	-	(77,044)
Purchase and improvements of unproven oil and gas assets	(28,023)	-
Refund on assets	-	23,257
Net cash used in investing activities	(28,023)	(53,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	(114,048)	118,433
Proceeds from notes payable	-	110,000
Repayment on notes payable	-	(55,980)
Promissory note	240,683	-
Proceeds from sale of common stock	-	150,000
Net cash provided by Financing Activities	126,635	322,453

Net decrease in cash and cash equivalents	1,016	(5,971)
Cash and cash equivalents, beginning of period	-	5,971
Cash and cash equivalents, end of period	$1,016	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of common stock to settle certain convertible notes	$55,245	$-
Issuance of common stock for acquisition of oil and gas properties	$-	$160,000
Issuance of common stock for acquisition of overriding royalties and unproved property	$-	$97,500
Issuance of common stock for unproven oil and gas property	$-	$448,500
Asset retirement obligations incurred	$-	$83,580
Loan payable to convertible notes	$-	$54,020
Accrued interest to convertible notes	$-	$1,225

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2017. As of March 31, 2017, the Company has an accumulated deficit of $1,343,477. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

The Company’s proved properties have not operated for in excess of two years and under present circumstances, cannot be placed on production. Given the decline and continuing volatility of oil and gas prices which has prevented the Company from bringing its proven wells online, an estimate of discounted future net cash flows from proved oil and gas reserves is indeterminable. In addition, development of certain unproved properties is not viable, nor are revenues from the Company’s ORR’s related to these projects. As a result, the Company evaluated its proved and unproven assets as at March 31, 2016 and has fully impaired these assets. We recognized a cumulative total of $713,550 impairment costs during the year ended March 31, 2016, as well as a loss on acquisition of royalty interest and unproven property of $46,238 during the year ended March 31, 2016.

During the year ended March 31, 2017, the Company has capitalized a total of $28,023 in Unproved Property. Based on the Company’s analysis, no impairment has been recorded on the Unproved Property.

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

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in oil and gas properties and royalty revenues. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses. The Company had no sales of oil and gas during the nine months ended December 31, 2016 and 2015.

Revenue from royalties is recognized as they are earned, when collection is reasonably assured. Royalty revenue is recorded in the same period as the sales that generate the royalty payment.

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

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2016 and March 31, 2016, respectively.

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

On November 30, 2016, the Company acquired various royalty interests in Texas for $10,485. On December 14, 2016, the Company acquired two oil and gas leases in Ohio for $2,705. On January 1, 2017, the Company acquired the lease for three oil and gas properties for $4,975. As of March 31, 2017, a total of $28,023 is recorded as Unproved Property.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations for any wells that are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration. For the purpose of determining the fair value of ARO incurred during the fiscal year ended March 31, 2017, the Company used the following assumptions.

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

The following table shows the change in the Company’s ARO during the fiscal year ended March 31, 2016:

Asset retirement obligations at March 31, 2016	$83,580
Asset retirement obligations incurred	-
Accretion expense	-
Adjust obligation to reflect impairment of non producing wells	-
Asset retirement obligations at March 31, 2017	$83,580

NOTE 6 – PROMISSORY NOTE

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

Shares issued during the fiscal year ended March 31, 2017

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

As at March 31, 2017 and March 31, 2016, the Company had a total of 29,684,381 and 1,326,281 shares issued and outstanding, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 31, 2016, the Company issued a promissory note for amount owing to Rise Fast, a majority shareholder of $240,683, which replaced the full amount of $240,683 previous amounts advanced up to December 31, 2016.

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2017, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2017.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2017.

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

ITEM 9B. OTHER INFORMATION

On January 1, 2017, the Company acquired the lease for three oil and gas properties in Payne County, Cleveland County and Harper County, Oklahoma for $4,975.

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

Name	Age	Positions Held	Date of Appointment

Huang Yu	34	Member of the Board of Directors; President, Secretary and Treasurer	April 3, 2015

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 13, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class

Common Stock	Zheng Xiangwu (2) Central Office at 9th Floor Amtel Building 148 Des Voeux Road Central, Hong Kong China	22,592,230	76.11%

Common Stock	Huang Yu Gao Xin Kai Fa Qu Gao Xin Si Lu Zhong Jian San Ju Rong He Tian Yu Xiang Mu Bu, Liu Zhou Guang Xi, China	-0-	-

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 13, 2017. As of June 13, 2017, there were 29,683,931 shares of our common stock issued and outstanding.

(2)	Zheng Xiangwu is the sole owner of Rise Fast Limited, a Hong Kong corporation, which owns 22,545,730 shares of the Company’s common stock. Mr. Zheng owns 46,500 shares in his own name.

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

As a result of the above transactions, Mr. Zheng controls a total of 22,592,230 shares, which represents 76.11% of the Company’s issued and outstanding shares.

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

On December 31, 2016, the Company issued a promissory note for amount owing to Rise Fast Limited, the majority shareholder of $240,683, which replaced the full amount of $240,683 previous amounts advanced up to December 31, 2016.

During the year ended March 31, 2017, Rise Fast Limited, the majority shareholder, paid expenses on behalf of the Company of $4,385. As of March 31, 2017 and 2016, advances from this shareholder were $4,385 and $0.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our independent auditors, B F Borgers CPA PC, for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2017 and 2016, included herein, are set forth below.

Fee Category	Year Ended March 31, 2017	Year Ended March 31, 2016

Audit Fees	$24,480	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$-

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

PETROGAS COMPANY

Dated June 30, 2017	By:	/s/ Huang Yu
	Name	Huang Yu
	Title:	President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Huang Yu	President, Secretary, Treasurer, and Sole Director	June 30, 2017
Huang Yu

