Form 10-Q
period 2017-06-30
PetroGas Co
filed 2017-08-21
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

333-196409

Commission File Number

PETROGAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	98-1153516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 4100 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

(832) 899-8597

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of July 24, 2017, the issuer had 29,683, 931 shares of common stock issued and outstanding.

Item 1. Financial Statements.

PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2017	2017

ASSETS
Current Assets
Cash and cash equivalents	$1,223	$1,016
Prepaid expenses	-	129
Total Current Assets	1,223	1,145

Oil and gas, on the basis of full cost accounting
Unproved Property	28,023	28,023
TOTAL ASSETS	$29,246	$29,168

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$23,647	$17,388
Advances from related party	11,385	4,385
Total Current Liabilities	35,032	21,773

Long-term liabilities
Asset retirement obligations	83,580	83,580
Promissory note	240,683	240,683
Total long-term liabilities	324,263	324,263

TOTAL LIABILITIES	359,295	346,036

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
29,683,931 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	29,684	29,684
Additional paid in capital	996,925	996,925
Accumulated deficit	(1,356,658)	(1,343,477)
TOTAL SHAREHOLDERS' DEFICIT	(330,049)	(316,868)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$29,246	$29,168

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Royalty Revenue	$275	$-

OPERATING EXPENSES
General and administrative expense	12,253	22,188
TOTAL OPERATING EXPENSES	12,253	22,188

Loss from Operations

OTHER EXPENSES
Interest expenses	1,203	552
Total other expenses	1,203	552

NET LOSS	(13,181)	(22,740)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	29,683,931	1,326,281

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,181)	$(22,740)
Changes in operating assets and liabilities:
Prepaid expenses	129	-
Accounts payable	6,259	10,513
Net cash used in Operating Activities	(6,793)	(12,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	7,000	12,227
Net cash provided by Financing Activities	7,000	12,227

Net decrease in cash and cash equivalents	207	-
Cash and cash equivalents, beginning of period	1,016	-
Cash and cash equivalents, end of period	$1,223	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PERSENTATION

Organization and nature of business

PetroGas Company (Formerly America Resources Exploration Inc. (the “Company”)), was incorporated in the State of Nevada on January 24, 2014. The Company was incorporated under the name Alazzio Entertainment Corp. and changed its name to America Resources Exploration Inc. on April 17, 2015. Subsequently, on January 20, 2016, the Company changed its name to PetroGas Company. On June 12, 2015, the Company completed an acquisition of working interests in certain oil & gas properties.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on June 30, 2017.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as June 30, 2017 and March 31, 2017, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

During the three months ended June 30, 2017, the Company did not capitalize any Unproved Property. Based on the Company’s analysis, no impairment has been recorded on the Unproved Property.

As of June 30, 2017, and March 31, 2017, a total of $28,023 is recorded as Unproved Property, respectively.

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

As at June 30, 2017 and March 31, 2017, a total of $83,580 is recorded as asset retirement obligations, respectively

NOTE 6 – PROMISSORY NOTE

On December 31, 2016, the Company entered into a promissory note (the “Note”) with a majority shareholder, Rise Fast Limited, for an amount of $240,683. The promissory note bears interest at a rate of 2% per annum, and is payable on December 31, 2019.

NOTE 8 – COMMON STOCK

There was no share issuance of common stock during the three months ended June 30, 2017.

As at June 30, 2017 and March 31, 2017, the Company had a total of 29,683,931 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2017 the Company received advances totaling $7,000 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at June 30, 2017 and March 31, 2017, the Company had advances from related party of $11,385 and $4,385, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Rise Fast Limited has sold and assigned certain interests of its promissory note (the “Note”) to various third parties (“New Holders”). On July 10, 2017, the Company agreed with Rise Fast Limited and the New Holders to replace the Note with promissory notes issued to the New Holders in the aggregate amount of $174,000, and an amended and restated promissory note in the amount of $68,256.85 to Rise Fast Limited. The Rise Fast Note bears interest at a rate of 2% per annum, and is payable on December 31, 2019. The New Holders Notes are convertible into shares of common stock of the Company at a price of $0.03 per share, bear interest at a rate of 4% per annum, and are payable on July 10, 2019.

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

On April 3, 2015, a change in control of Alazzio Entertainment Corp. (the "Company") occurred by virtue of the Company's largest shareholder, Dmitri Kapsumun selling 900,000 shares (split adjusted) of the Company's common stock to Rise Fast Limited, a Hong Kong corporation. Such shares represented 71.77% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of the Company's Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of the Company.

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

Future Operations

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

For the quarter Ended June 30, 2017 and 2016:

Results of Operations

For the three month periods ended June 30, 2017 and June 30, 2016, we had revenue of $275 and $0, respectively. Expenses for the three month period ended June 30, 2017 totaled $12,253 resulting in a net loss of $13,181 as compared to a net loss of $22,740 for the three months ended June 30, 2016. The decrease in net loss for the three month period ended June 30, 2017 is a result of interest expenses in the amount of $1,203, and general and administrative expense of $12,253 for the three month period ended June 30, 2017, as compared to interest expense of $552 and general and administrative expense of $22,188 for the three month period ended June 30, 2016. The decrease in general and administrative expense is due to decreased professional fees.

Capital Resources and Liquidity

As of June 30, 2017, we had $1,223 in cash or cash equivalents, and a negative working capital of $33,809. As of March 31, 2017, we had $1,016 in cash and cash equivalents, $129 in prepaid expenses, and a negative working capital of $20,628.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

PetroGas Company (Registrant)

Date: August 21, 2017	By:	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer

