Form 10-Q
period 2017-09-30
PetroGas Co
filed 2017-11-14
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-196409

PETROGAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	98-1153516
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2800 Post Oak Boulevard, Suite 4100, Houston TX	77056
(Address of principal executive offices)	(Zip Code)

(832) 899-8597
(Registrant’s telephone number, including area code)

N/A
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

24,296,840 common shares issued and outstanding as of October 27, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2017	2017

ASSETS
Current Assets
Cash and cash equivalents	$7,213	$1,016
Prepaid expenses	-	129
Total Current Assets	7,213	1,145

Oil and gas, on the basis of full cost accounting
Unproved Property	28,023	28,023
TOTAL ASSETS	$35,236	$29,168

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$37,836	$17,388
Advances from related party	22,089	4,385
Total Current Liabilities	59,925	21,773

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $19,576	19,576	-
Promissory note	66,683	240,683
Total long-term liabilities	169,839	324,263

TOTAL LIABILITIES	229,764	346,036

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
296,839 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively	297	297
Additional paid in capital	1,200,312	1,026,312
Accumulated deficit	(1,395,137)	(1,343,477)
TOTAL SHAREHOLDERS' DEFICIT	(194,528)	(316,868)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$35,236	$29,168

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Royalty Revenue	$418	$-	$693	$-

OPERATING EXPENSES
General and administrative expense	17,634	48,862	29,887	71,050
TOTAL OPERATING EXPENSES	17,634	48,862	29,887	71,050

Loss from Operations	(17,216)	(48,862)	(29,194)	(71,050)

OTHER EXPENSES
Interest expense	21,263	38	22,466	590
Total other expenses	21,263	38	22,466	590

NET LOSS	(38,479)	(48,900)	(51,660)	(71,640)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.13)	$(2.16)	$(0.17)	$(3.98)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	296,839	22,670	296,839	17,992

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(51,660)	$(71,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	19,576	-
Changes in operating assets and liabilities:
Prepaid expenses	129	-
Accounts payable	20,448	22,765

Net cash used in Operating Activities	(11,507)	(48,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	17,704	48,875
Promissory note	(174,000)	-
Issuance of convertible promissory notes	174,000
Net cash provided by Financing Activities	17,704	48,875

Net decrease in cash and cash equivalents	6,197	-
Cash and cash equivalents, beginning of period	1,016	-
Cash and cash equivalents, end of period	$7,213	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Issuance of common stock to settle certain convertible notes	$-	$55,245

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission on June 30, 2017.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2017 and March 31, 2017, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

During the six months ended September 30, 2017, the Company did not capitalize any Unproved Property. Based on the Company’s analysis, no impairment has been recorded on the Unproved Property.

As of September 30, 2017, and March 31, 2017, a total of $28,023 is recorded as Unproved Property, respectively.

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

As at September 30, 2017 and March 31, 2017, a total of $83,580 is recorded as asset retirement obligations, respectively

NOTE 6 – PROMISSORY NOTE

On December 31, 2016, the Company entered into a promissory note with a majority shareholder, Rise Fast Limited, for an amount of $240,683. The promissory note bears interest at a rate of 2% per annum, and is payable on December 31, 2019.

On July 10, 2017, the Company, along with the holder of the promissory note to assigned $174,000 of the promissory note to four individuals not related to the Company. Refer to Note 7 for further details.

As of September 30, 2017, the promissory note principal balance is $66,683.

NOTE 7– CONVERTIBLE PROMISSORY NOTES

On July 10, 2017, a total of $174,000 was assigned from a promissory note to four individuals not related to the Company. Each of the convertible promissory notes has a principal value of $43,500, maturity date of July 10, 2019, bears interest at 4% per annum, and are convertible at a rate of $0.03 per share.

A debt discount on the notes was recognized of $174,000. As of September 30, 2017, the unamortized debt discount on the four convertible promissory notes is $154,425. During the six months ended September 30, 2017, a total of $19,576 of the debt discount has been amortized.

NOTE 8 – COMMON STOCK

There was no share issuance of common stock during the six months ended September 30, 2017.

On July 26, 2017, the Company performed a 100:1 reverse stock split. All outstanding shares have been adjusted retrospectively.

As at September 30, 2017 and March 31, 2017, the Company had a total of 296,839 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2017 the Company received advances totaling $17,704 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at September 30, 2017 and March 31, 2017, the Company had advances from related party of $22,089 and $4,385, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On October 6, 2017, the terms four convertible promissory notes were amended to an interest rate of 0.5% per annum, the maturity date was amended to July 10, 2020, and the conversion price was amended to $0.01 per share.

On October 11, 2017, four individual holders that have $174,000 of convertible promissory notes, converted a total of $58,000, or $14,500 each, for a total of 5,800,000, or 1,450,000 common shares each.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean PetroGas Company and our majority-owned subsidiary Seabourn Oil Company, LLC, unless otherwise indicated.

Corporate Overview

We were incorporated under the name Alazzio Entertainment Corp. on January 24, 2014, under the laws of the State of Nevada. Our original business plan was to operate photo booth rentals.

On April 3, 2015, a change in control occurred by virtue of our company's largest shareholder, Dmitri Kapsumun selling 900,000 shares (split adjusted) of our common stock to Rise Fast Limited, a Hong Kong corporation. Such shares represented 71.77% of our total issued and outstanding shares of common stock. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of our company's Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of our company.

On April 16, 2015, we filed a Certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") whereby we amended our Articles of Incorporation by increasing our authorized number of shares of common stock from 75 million to 300 million (not adjusted for the one (1) for one hundred (100) stock split) and increasing all of our issued and outstanding shares of common stock at a ratio of fifteen (15) shares for every one (1) share held. Our Board of Directors approved this amendment on April 15, 2015 and shareholders holding 71.77% of our issued and outstanding shares approved this amendment via a written consent executed on April 16, 2015.

Effective April 29, 2015 we changed our name to America Resources Exploration Inc. by way of a merger with our wholly-owned subsidiary, incorporated solely for the purpose of the change of name.

On June 10, 2015, we entered into an Asset Purchase Agreement with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby we issued 40,000 million shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”). The acquisition of the Leases pursuant to the Asset Purchase Agreement was completed on June 1, 2015. As a result of the completion of this acquisition, 40,000 shares of our company’s common stock were issued to Mr. Zheng Xiangwu, who owns our company’s largest shareholder, Rise Fast Limited. The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing the Company’s stock at $0.04 per share. At the completion of the Asset Purchase Agreement, we entered into the oil and gas industry.

On June 11, 2015, we entered into various assignment agreements with Mr. Zheng for the acquisition of multiple oil and gas leases and overriding royalty interests (“ORR’s”) as set out in the table below. From July 6, 2015 through July 9, 2015, we completed the acquisition of such oil and gas leases and ORR’s, whereby we issued a total of 6,500 shares of our common stock to Mr. Zheng.

Assignment Date	Name of The Property	Type of Property	Location

June 11th, 2015	Ellis County	Overriding Royalty Int.	Oklahoma
June 11th, 2015	Hemphill County	Overriding Royalty Int	Texas
June 11th, 2015	Madison County	Wellbore Interest	Texas
June 11th, 2015	Shelby County	Wellbore Interest	Texas
June 11th, 2015	Emergy County	Lease Purchase	Utah

On August 13, 2015 we entered into an Asset Purchase Agreement with Inceptus Resources, LLC whereby our company acquired a 78% net revenue interest in 200 acres located in Callahan County, Texas, and a 78% net revenue interest in 522 acres also located in Callahan County, Texas.

On January 20, 2016, we changed our name to PetroGas Company, by way of a merger with our wholly-owned subsidiary, incorporated solely for the purpose of the change of name. In addition, we amended our Articles of Incorporation for a reverse stock split by decreasing all of our issued and outstanding shares of common stock at a ratio one (1) new for one hundred (100) old shares of common stock. The reverse stock split was approved by our directors and shareholders holding 68.65% of our issued and outstanding shares of common stock on January 13, 2016 and the reverse stock split became effective with FINRA on March 7, 2016. The change of name resulted in a change of trading symbol to "PTCO".

Our principal executive offices are located at 2800 Post Oak Boulevard, Suite 4100, Houston, Texas 77056. Our telephone number is (832) 899-8597.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We hold a 94% interest in Seabourn Oil Company, LLC., a Texas LLC.

CURRENT INVESTMENTS

On June 12, 2015, we acquired three (3) producing leases covering 714 acres situated in Atascosa and Frio Counties, Texas, located in the Eagle Ford Shale formation - the Jane Burns “C” (“Burns”), the Theo Rogers “C”, and the Theo Rogers “A” & “D” (“Rogers”) Leases. We acquired a 99.5% working interest (74.625% net revenue interest) in each lease.

The Burns and Rogers Leases provide exploration and production opportunities in the Kyote Field pay zone, very near the Eagle Ford Shale play with access to available rig crews and other vendor-servicers, due to their close proximity to San Antonio, Texas.

The Burns and Rogers Leases hold collectively seven (7) oil wells, but none of which are operating wells. Although our company’s management and industry professionals believed at the time that they were acquired that our company could double or triple previous production on these wells, depressed oil prices indicate that the cost to bring these wells online an uneconomical venture.

On November 30, 2016, we acquired various royalty interests in Texas for $10,485. On December 14, 2016, we acquired two oil and gas leases in Ohio for $2,705. On January 1, 2017, our company acquired the lease for three oil and gas properties for $4,975.

Future Operations

We are actively seeking to acquire producing and non-producing leases that will allow us to explore and drill in high-profile pay zones.

We intend to raise capital at a low cost from private placements so that we may acquire numerous additional leases, and to commence drilling, and taking advantage of the inevitable uptick in oil prices to come.

In the current climate, our company believes that there are a very large number of oil & gas leases under distress due to the depressed gas prices and that we can strategically position our company to acquire as many of these leases as possible at a discount to market value, hence creating shareholder value.

We are planning an exploration strategy to drill new wells on the current Leases, as well as acquire deeper rights in order to drill some of the wells at great depths. We expect that reservoirs at those depths could yield a very high daily output of oil.

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$418	$-	$418	100%
Operating expenses	$17,634	$48,862	$(31,228)	-64%
Net loss	$(38,479)	$(48,900)	$(10,421)	-21%

For the three month periods ended September 30, 2017 and September 30, 2016, we had revenue of $418 and $0, respectively. Expenses for the three month period ended September 30, 2017 totaled $17,634 resulting in a net loss of $38,479 as compared to a net loss of $48,900 for the three months ended September 30, 2016. The decrease in net loss for the three month period ended September 30, 2017 is a result of decreases in professional and legal fees, offset by an increase in interest expense.

Six months ended September 30, 2017 compared to six months ended September 30, 2016.

	Six Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$693	$-	$693	100%
Operating expenses	$29,887	$71,050	$(41,163)	-58%
Net loss	$(51,660)	$(71,640)	$(19,980)	28%

For the six month periods ended September 30, 2017 and September 30, 2016, we had revenue of $693 and $Nil, respectively. Expenses for the six month period ended September 30, 2017 totaled $29,887 resulting in a net loss of $51,660 as compared to a net loss of $71,640 for the six months ended September 30, 2016. The decrease in net loss for the six month period ended September 30, 2017 is a result of decreases in professional and legal fees, offset by an increase in interest expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and March 31, 2017, respectively.

Working Capital

	September 30,	March 31	Change
	2017	2017	Amount	%
Cash	$7,213	$1,016	$6,197	610%
Prepaid expenses	-	129

Total current assets	$7,213	$1,145	$6,068	530%
Total current liabilities	$59,925	$21,773	$38,152	175%
Working capital deficit	$(52,712)	$(20,628)	$(32,084)	-156%

Cash Flows

	Six Months Ended
	September 30,		Change
	2017	2016	Amount	%
Net cash used in operating activities	$(11,507)	$(48,875)	$37,368	76%
Net cash used in investing activities	$-	$-	$31,171	64%
Net cash provided by financing activities	17,704	48,875
Increase/Decrease in cash	$6,197	$-	$6,191	100%

On September 30, 2017, our Company’s cash balance was $7,213 and total assets were $35,236. On March 31, 2017, our Company’s cash balance was $1,016 and total assets were $29,168.

On September 30, 2017, our Company had total liabilities of $229,764, compared with total liabilities of $346,036 as at March 31, 2017.

On September 30, 2017, our Company had working capital deficiency of $52,712 compared with working capital deficiency of $20,628 as at March 31, 2017. The decrease in working capital was primarily attributed to an increase in accounts payable and accrued liabilities and advances from related party.

Cash Flow from Operating Activities

During the six months ended September 30, 2017, our Company used $11,507 in operating activities, compared to $48,875 cash used in operating activities during the six months ended September 30, 2016. The cash used in operating activities for the six months ended September 30, 2017, was attributed to a net loss of $51,660, offset by amortization of debt discount of $19,576, prepaid expenses of $129, and accounts payable of $20,448.

Cash Flow from Investing Activities

During the six months ended September 30, 2017 and 2016, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended September 30, 2017, our Company received $17,704 from financing activities compared to $48,875 received from financing activities during the six months ended September 30, 2016. The cash flow for financing activities for the six months ended September 30, 2017, was a result of advances from related party of $17,704, issuance of promissory note of $174,000, and receipt of promissory note of $174,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Consolidation

Our consolidated financial statements include the accounts of our company and our 94% owned subsidiary, Seabourn Oil Company, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of our company's assets. Any estimates during the period have had an immaterial effect on earnings.

Oil and Gas Properties – Full Cost Method

Our company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to operations.

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

Revenue Recognition

Oil and gas sales result from undivided interests held by our company in oil and gas properties and royalty revenues. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.

Revenue from royalties is recognized as they are earned, when collection is reasonably assured. Royalty revenue is recorded in the same period as the sales that generate the royalty payment.

Asset Retirement Obligations

Our company records a liability for asset retirement obligations ("ARO") associated with our oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Fair Value of Financial Instruments

Our company measures our financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2017 and March 31, 2017, respectively.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations. Our company regularly reviews and analyses the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
101*	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROGAS COMPANY
(Registrant)

Dated: November 14, 2017	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

