Form 10-Q
period 2017-12-31
PetroGas Co
filed 2018-02-20
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

30,099,230 common shares issued and outstanding as of February 14, 2018.

Item1. Financial Statements

PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2017	2017

ASSETS
Current Assets
Cash and cash equivalents	$5,382	$1,016
Prepaid expenses	-	129
Total Current Assets	5,382	1,145

Oil and gas, on the basis of full cost accounting
Unproved Property	27,923	28,023
TOTAL ASSETS	$33,305	$29,168

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$38,064	$17,388
Advances from related party	22,089	4,385
Total Current Liabilities	60,153	21,773

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $86,536.	38,694	-
Promissory note	42,683	240,683
Total long-term liabilities	164,957	324,263

TOTAL LIABILITIES	225,110	346,036

SHAREHOLDERS’ DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 30,099,230 and 296,839 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	30,099	297
Additional paid in capital	1,261,740	1,026,312
Accumulated deficit	(1,483,644)	(1,343,477)
TOTAL SHAREHOLDERS’ DEFICIT	(191,805)	(316,868)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$33,305	$29,168

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Royalty Revenue	$173	$-	$866	$-

OPERATING EXPENSES
General and administrative expense	11,707	18,445	41,594	89,495
TOTAL OPERATING EXPENSES	11,707	18,445	41,594	89,495

Loss from Operations	(11,534)	(18,445)	(40,728)	(89,495)

OTHER EXPENSES (REVENUES)
Gain on sale of royalty interest and unproven property	(900)	-	(900)	-
Interest expense	77,873	-	100,339	590
Total other expenses	76,973	-	99,439	590

NET LOSS	(88,507)	(18,445)	(140,167)	(90,085)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.06)	$(0.01)	$(0.80)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	28,163,641	296,839	9,585,773	111,951

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(140,167)	$(90,085)
Amortization of debt discount	96,694	-
Gain on sale of unproved oil and gas properties	(900)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	129	(683)
Accounts payable	20,676	3,366

Net cash used in Operating Activities	(23,568)	(87,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase (Sale) and improvements of unproven oil and gas assets	1,000	(21,913)
Net cash used in investing activities	1,000	(21,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	17,704	(117,757)
Promissory note	(174,000)	240,683
Issuance of convertible promissory notes	183,230	-
Net cash provided by Financing Activities	26,934	122,926

Net decrease in cash and cash equivalents	4,366	13,611
Cash and cash equivalents, beginning of period	1,016	-
Cash and cash equivalents, end of period	$5,382	$13,611

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Issuance of common stock to settle certain convertible notes	$256,002	$55,245

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission on June 30, 2017.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 94% owned subsidiary, Seabourn Oil Company, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of the Company’s assets. Any estimates during the period have had an immaterial effect on earnings.

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12-month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period.

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

Asset Retirement Obligations

The Company records a liability for asset retirement obligations (“ARO”) associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2017 and March 31, 2017, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

During the nine months ended December 31, 2017, the Company did not capitalize any Unproved Property. Based on the Company’s analysis, no impairment has been recorded on the Unproved Property.

On November 3, 2017, the Company concluded the sale of its Reklaw working oil and gas interests in Cherokee County, Texas to Erebor Resources, LLC, a Texas limited liability company for $1,000, for which it has previously acquired for $100.

As of December 31, 2017, and March 31, 2017, a total of $27,923, and $28,023 is recorded as Unproved Property, respectively.

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

As at December 31, 2017 and March 31, 2017, a total of $83,580 is recorded as asset retirement obligations, respectively

NOTE 6 – PROMISSORY NOTE

On December 31, 2016, the Company entered into a promissory note with a majority shareholder, Rise Fast Limited, for an amount of $240,683. The promissory note bears interest at a rate of 2% per annum, and is payable on December 31, 2019.

On July 10, 2017, the Company, along with the holder of the promissory note to assigned $174,000 of the promissory note to four individuals not related to the Company. Refer to Note 7 for further details. The Company issued 24,000,000 common shares to the holder of the promissory note for the assignment of the notes.

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

A debt discount on the notes was recognized of $174,000. During the nine ended December 31, 2017, a total of $100,050 of the debt discount has been amortized and recorded in interest expense. As of December 31, 2017, the unamortized amount of the debt discounts is $86,536.

On December 31, 2017, the Company entered into a convertible promissory note for $9,230 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,230 was expensed upon issuance of the note.

NOTE 8 – COMMON STOCK

During the nine months ended December 31, 2017, the Company issued 29,800,000 common shares.

On July 26, 2017, the Company performed a 100:1 reverse stock split. All outstanding shares have been adjusted retrospectively.

As at December 31, 2017 and March 31, 2017, the Company had a total of 30,099,229 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2017 the Company received advances totaling $17,704 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at December 31, 2017 and March 31, 2017, the Company had advances from related party of $22,089 and $4,385, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017 and through the date that these financials were made available, the Company has reviewed all business transactions, and has no subsequent events to disclose, other than those identified below.

The Company has elected not to renew certain of its oil and gas leases/ mineral deeds in the states of Colorado, Montana, Ohio and Oklahoma.

On or about January 23, 2018, the Company entered into the Eagle Ford Shale – Rainey 1 oil and gas lease in Lavaca County, Texas for $1,115 and entered into the Permian Basin – Non Producing Minerals lease in Terry County, Texas for $330.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On April 3, 2015, a change in control occurred by virtue of our company’s largest shareholder, Dmitri Kapsumun selling 900,000 shares (split adjusted) of our common stock to Rise Fast Limited, a Hong Kong corporation. Such shares represented 71.77% of our total issued and outstanding shares of common stock. As part of the sale of the shares, Rise Fast Limited arranged with the resigning member of our company’s Board of Directors, to appoint Mr. Huang Yu as the sole officer and director of our company.

On April 16, 2015, we filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby we amended our Articles of Incorporation by increasing our authorized number of shares of common stock from 75 million to 300 million (not adjusted for the one (1) for one hundred (100) stock split) and increasing all of our issued and outstanding shares of common stock at a ratio of fifteen (15) shares for every one (1) share held. Our Board of Directors approved this amendment on April 15, 2015 and shareholders holding 71.77% of our issued and outstanding shares approved this amendment via a written consent executed on April 16, 2015.

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

On January 20, 2016, we changed our name to PetroGas Company, by way of a merger with our wholly-owned subsidiary, incorporated solely for the purpose of the change of name. In addition, we amended our Articles of Incorporation for a reverse stock split by decreasing all of our issued and outstanding shares of common stock at a ratio one (1) new for one hundred (100) old shares of common stock. The reverse stock split was approved by our directors and shareholders holding 68.65% of our issued and outstanding shares of common stock on January 13, 2016 and the reverse stock split became effective with FINRA on March 7, 2016. The change of name resulted in a change of trading symbol to “PTCO”.

On September 13, 2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by decreasing all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held. The Company’s Board Of Directors approved the Amendment on July 21, 2017 and Shareholders holding 75.95% of the Company’s shares approved the Amendment via written consent executed on July 21, 2017, with an effective date of October 5, 2017.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended December 31, 2017 compared to three months ended December 31, 2016.

	Three Months Ended
	December 31,		Change
	2017	2016	Amount	%
Revenue	$173	$-	$173	100%
Operating expenses	$11,707	$18,445	$(6,738)	-37%
Other Expenses (Revenue)	76,973	-	76,873	100%
Net loss	$(88,507)	$(18,445)	$(70,062)	380%

For the three month periods ended December 31, 2017 and December 31, 2016, we had revenue of $173 and $0, respectively. Operating expenses for the three month period ended December 31, 2017 totaled $11,707 and other expenses totaled $76,973, resulting in a net loss of $88,507 as compared to a net loss of $18,445 for the three months ended December 31, 2016. The increase in net loss for the three month period ended December 31, 2017 is a result of increases in interest expense of $77,873, offset by a decrease in loss from operations, and a $900 gain on the sale of royalty interests and unproven property.

Nine months ended December31, 2017 compared to nine months ended December31, 2016.

	Nine Months Ended
	December 31,		Change
	2017	2016	Amount	%
Revenue	$866	$-	$866	100%
Operating expenses	$41,594	$89,495	$(47,901)	-54%
Other Expenses	99,439	590	98,849	16755%
Net loss	$(140,167)	$(90,085)	$(50,082)	-56%

For the nine month periods ended December 31, 2017 and December 31, 2016, we had revenue of $866 and $0, respectively. Operating expenses for the nine month period ended December 31, 2017 totaled $41,594 and other expenses totaled $99,439 resulting in a net loss of $140,167 as compared to a net loss of $90,085 for the nine months ended December 31, 2016. The increase in net loss for the nine month period ended December 31, 2017 is a result of increases in interest expense of $100,339, offset by a decrease in loss from operations, and a $900 gain on the sale of royalty interests and unproven property.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2017 and March 31, 2017, respectively.

Working Capital

	December 31,	March 31,	Change
	2017	2017	Amount	%
Cash	$5,382	$1,016	$4,366	430%
Prepaid expenses	-	129	(129)	-100%

Total current assets	$5,382	$1,145	$3,064	268%
Total current liabilities	$60,153	$21,773	$38,380	176%
Working capital deficit	$(54,771)	$(20,628)	$34,143	-166%

Cash Flows

	Nine Months Ended
	December 31,		Change
	2017	2016	Amount	%
Net cash used in operating activities	$(23,568)	$(87,402)	$63,834	73%
Net cash used in investing activities	$1,000	$(21,913)	$22,913	105%
Net cash provided by financing activities	26,934	122,926	$(95,992)	-78%
Increase/Decrease in cash	$4,366	$13,611	$(9,245)	-68%

On December 31, 2017, our Company’s cash balance was $5,382 and total assets were $33,305. On March 31, 2017, our Company’s cash balance was $1,016 and total assets were $29,168.

On December 31, 2017, our Company had total liabilities of $225,110, compared with total liabilities of $346,036 as at March 31, 2017.

On December 31, 2017, our Company had working capital deficiency of $54,771 compared with working capital deficiency of $20,628 as at March 31, 2017. The increase in working capital was primarily attributed to an increase in accounts payable and accrued liabilities, increase in convertible promissory notes, offset by a decrease in promissory note.

Cash Flow from Operating Activities

During the nine months ended December 31, 2017, our Company used $23,568 in operating activities, compared to $87,402 cash used in operating activities during the nine months ended December 31, 2016. The cash used in operating activities for the nine months ended December 31, 2017, was attributed to a net loss of $140,167, offset by amortization of debt discount of $96,694, prepaid expenses of $129, and accounts payable of $20,676, and a gain on sale of unproved oil and gas properties of $900.

Cash Flow from Investing Activities

During the nine months ended December 31, 2017 our Company generated $1,000 in investing activities compared to $21,913 used for the nine months ended December 31, 2016.

Cash Flow from Financing Activities

During the nine months ended December 31, 2017, our Company received $26,934 from financing activities compared to $122,926 received from financing activities during the nine months ended December 31, 2016. The cash flow for financing activities for the nine months ended December 31, 2017, was a result of advances from related party of $17,704, repayment of promissory note of $174,000 and issuance of promissory notes of $183,230.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of our company’s assets. Any estimates during the period have had an immaterial effect on earnings.

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12-month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12-month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period.

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

Asset Retirement Obligations

The Company records a liability for asset retirement obligations (“ARO”) associated with our oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Fair Value of Financial Instruments

The Company measures our financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2017 and March 31, 2017, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2017, the Company entered into a convertible promissory note for $9,230 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,230 was expensed upon issuance of the note.

The foregoing issuance of securities was exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The securities sold are restricted securities and the certificates representing shares that may be acquired upon conversion of the securities shall be affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. The purchaser of the securities represented to the Company that they were purchasing the securities for their own account and not for the account of any other persons. The purchaser was provided with written disclosure that the securities and the shares issuable upon conversion of the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 3, 2017, the Company concluded the sale of its Reklaw working oil and gas interests in Cherokee County, Texas to Erebor Resources, LLC, ,a Texas limited liability company for $1,000.00.

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

PETROGAS COMPANY
(Registrant)

Dated: February 20, 2018	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

