Form 10-K
period 2018-03-31
PetroGas Co
filed 2018-07-23
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

As of September 30, 2017, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was $410,544. This amount does not reflect any changes caused by the stock split described below.

At July 20, 2018, there were 30,099,230 shares of the registrant's common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean PetroGas Company and our majority-owned subsidiary Seabourn Oil Company, LLC, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

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

On November 30, 2016, our company acquired various royalty interests in Texas for $10,485. On December 14, 2016, our company acquired two oil and gas leases in Ohio for $2,705. On January 1, 2017, our company acquired the lease for three oil and gas properties for $4,975.

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

The following table sets forth, for each quarter during the period commencing for the period ended June 30, 2016 through March 31, 2018, the reported high and low bid prices of our common stock on the OTC. Our stock was first quoted on the OTC Pink Sheets in June 2015 and previously was not traded on any exchange or on the over-the-counter market.

Quarter Ended	High	Low

March 31, 2018	$4.35	$0.3633
December 31, 2017	$10.75	$2.275
September 30, 2017	$12.00	$5.00
June 30, 2017	$18.93	$10.10

March 31, 2017	$5.65	$0.15
December 31, 2016	$1.545	$0.22
September 30, 2016	$0.55	$0.21
June 30, 2016	$1.30	$0.11

Holders

As of July 20 2018, we had 9 shareholders of record of our common stock and believe that there may be additional beneficial holders of our common stock.

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

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

On November 2, 2015, we issued 10,000 shares to Mr. Joe Seabourn in connection with his consulting contract with the Company (which were reduced to 10,000 shares as a result of the decrease of issued and outstanding shares at a ratio of one (1) share for every one hundred shares held, on January 20, 2016). Except for the issuance to Mr. Seabourn described above, the company does not have any arrangements for such issuances or arrangements at this time.

Recent Sales of unregistered securities

Effective July 1, 2016, Rise Fast Limited, a Hong Kong Corporation and our company’s controlling shareholder, converted a promissory note issued by our company in the face amount of $16,598.17 into 16,598,730 shares of the Company’s common stock, and converted a promissory note issued by our company in the face amount of $5,037.00 into 5,037,000 shares of our company’s common stock.

Effective July 11, 2016, each of Chen Sheng Song, Li Yun Xi, Lian Zu Qin, Wei Rui Shan, and Zhu Ling converted promissory notes issued by our company, each in the face amount of $6,721.92, into 1,344,384 shares of our company’s common stock. The result of these conversions is that an aggregate of 6,721,920 shares of our company’s common stock were issued in the settlement of convertible promissory notes in the aggregate amount of $33,609.60.

The foregoing issuances of securities were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2018.

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

Our company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of our company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable our company to reach profitable operations. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans

Corporate History

Fiscal Years Ended March 31, 2018 and 2017

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2018 and 2017 and accompanying notes appended thereto that are included in this annual report.

Results of Operations for the Year Ended March 31, 2018 and March 31, 2017

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2018	2017	Changes

Royalty Revenue	$1,502	$2,484	$(982)
Operating Expenses	$56,902	$105,994	$(49,092)
Other Expenses	$114,713	$1,793	$112,920
Net Loss	$(170,113)	$(105,303)	$(64,810)

Revenue for the year ended March 31, 2018 was $1,502 compared to $2,484 for the year ended March 31, 2017. Revenue was comprised of royalty revenue.

Our operating expenses for the year ended March 31, 2018 decreased to $56,902 from $105,994 for the year ended March 31, 2017 due to decrease in audit, legal and filing fees.

Other expenses for the year ended March 31, 2018 increased to $170,113 for the year ended March 31, 2018 from $1,793 for the year ended March 31, 2017. The increase is driven by increase in amortization of debt discount and accrued interest from the convertible and promissory notes.

Plan of Operation

Management is considering plans to reactive its inactive wells through a rework program on the Leases. Additional rights may be leased out from mineral owner to deeper zones near 5,000 feet and below. However, such plans are subject to raising financing of $500,000 to pay for such rework plans and an analysis of potential income based on projected oil prices in the future.

Our company is actively seeking to acquire producing and non-producing leases that will allow us to explore and drill in high-profile pay zones.

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

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2018	2017	Changes

Current Assets	$5,176	$1,145	$4,031
Current Liabilities	$57,329	$21,773	$35,556
Working Capital (Deficiency)	$(52,153)	$(20,628)	$(31,525)

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2018	2017	Changes

Net cash used in Operating Activities	$(49,764)	$(97,596)	$47,832
Net cash used in Investing Activities	$(235)	$(28,023)	$27,788
Net cash provided by Financing Activities	$54,159	$126,635	$(72,476)
Net increase in cash and cash equivalents	$4,160	$1,016	$3,144

As of March 31, 2018, we had cash and cash equivalents of $5,176 and a negative working capital of $52,153, as compared to cash and cash equivalents of $1,016 and a negative working capital of $20,628 as of March 31, 2017.

For the year ended March 31, 2018, we used $49,764 of cash for operations primarily as a result of the net loss of $170,113, increased by gain on sale of unproved oil and gas properties of $900 and was offset by amortization of debt discount of $109,720, a decrease in prepaid expenses of $129, an increase in accounts payable and accrued liabilities of $5,508 and an increase in accrued interest of $5,892. For the year ended March 31, 2017, we used $97,596 of cash for operations primarily as a result of the net loss of $105,303, increased by an increase in prepaid expenses of $129 and was offset by an increase in accounts payable and accrued liabilities $7,836.

Net cash used in investing activities of $235 for the year ended March 31, 2018 was due to purchase and improvements of unproven oil and gas assets. Net cash used in investing activities of $28,023 for the year ended March 31, 2017 was due to purchase and improvements of unproven oil and gas assets.

For the year ended March 31, 2018, we had $54,159 in net cash provided by financing activities comprised of advances from related party of $24,156 and cash proceeds from issuance of convertible promissory notes of $30,003. For the year ended March 31, 2017, we had $126,635 in net cash provided by financing activities comprised of cash proceeds from the issuance of promissory note of $240,683 offset by net repayment to related party of $114,048.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had no off-balance sheet arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Petrogas Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petrogas Company as of March 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015.

Lakewood, CO

July 20, 2018

 PETROGAS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$5,176	$1,016
Prepaid expenses	-	129
Total Current Assets	5,176	1,145

Oil and gas, on the basis of full cost accounting
Unproved Property	29,158	28,023
TOTAL ASSETS	$34,334	$29,168

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$20,550	$15,042
Accrued interest	8,238	2,346
Advances from related party	28,541	4,385
Total Current Liabilities	57,329	21,773

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $77,968	68,035	-
Promissory note	42,683	240,683
Total long-term liabilities	194,298	324,263

TOTAL LIABILITIES	251,627	346,036

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 30,099,230 and 296,839 shares issued and outstanding as of March 31, 2018 and March 31, 2017, respectively	30,099	297
Additional paid in capital	1,266,198	1,026,312
Accumulated deficit	(1,513,590)	(1,343,477)
TOTAL SHAREHOLDERS' DEFICIT	(217,293)	(316,868)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$34,334	$29,168

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2018	2017

Royalty Revenue	$1,502	$2,484

OPERATING EXPENSES
General and administrative expense	56,902	105,994
TOTAL OPERATING EXPENSES	56,902	105,994

Loss from Operations	(55,400)	(103,510)

OTHER EXPENSES (REVENUES)
Gain on sale of royalty interest and unproven property	(900)	-
Interest expense	115,613	1,793
Total other expenses	114,713	1,793

NET LOSS	(170,113)	(105,303)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.67)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	14,669,335	157,811

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Equity

Balance - March 31, 2016	$1,326,281	$1,326	$970,037	$(1,238,174)	$(266,811)
Shares issued for conversion	28,357,650	28,358	26,888	-	55,246
Net loss	-	-	-	(105,303)	(105,303)
Balance - March 31, 2017	$29,683,931	$29,684	$996,925	$(1,343,477)	$(316,868)
Shares issued for conversion	29,800,000	29,800	52,200	-	82,000
Reverse split, 100:1	(29,384,702)	(29,385)	29,385	-	-
Convertible notes debt discount	-	-	187,688		187,688
Net loss	-	-	-	(170,113)	(170,113)
Balance - March 31, 2018	$30,099,229	$30,099	$1,266,198	$(1,513,590)	$(217,293)

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(167,865)	$(105,303)
Amortization of debt discount	109,720	-
Gain on sale of unproved oil and gas properties	(900)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	129	(129)
Accrued interest	5,892	-
Accounts payable and accrued liabilities	5,508	7,836
Net cash used in Operating Activities	(49,764)	(97,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase (Sale) and improvements of unproven oil and gas assets	(235)	(28,023)
Net cash used in Investing Activities	(235)	(28,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	24,156	(114,048)
Promissory note	-	240,683
Issuance of convertible promissory notes	30,003	-
Net cash provided by Financing Activities	54,159	126,635

Net increase in cash and cash equivalents	4,160	1,016
Cash and cash equivalents, beginning of period	1,016	-
Cash and cash equivalents, end of period	$5,176	$1,016

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Issuance of common stock to settle certain convertible notes	$269,688	$55,245

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2018. As of March 31, 2018, the Company has an accumulated deficit of $1,513,590. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as March 31, 2018 and March 31, 2017, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

During the year ended March 31, 2018, the Company did not capitalize any Unproved Property. Based on the Company’s analysis, no impairment has been recorded on the Unproved Property.

On November 3, 2017, the Company concluded the sale of its Reklaw working oil and gas interests in Cherokee County, Texas to Erebor Resources, LLC, a Texas limited liability company for $1,000, for which it has previously acquired for $100.

As of March 31, 2018, and March 31, 2017, a total of $29,158, and $28,023 is recorded as Unproved Property, respectively.

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

As at March 31, 2018 and March 31, 2017, a total of $83,580 is recorded as asset retirement obligations, respectively

NOTE 6 – PROMISSORY NOTE

On December 31, 2016, the Company entered into a promissory note with a majority shareholder, Rise Fast Limited, for an amount of $240,683. The promissory note bears interest at a rate of 2% per annum, and is payable on December 31, 2019.

On July 10, 2017, the Company, along with the holder of the promissory note to assigned $174,000 of the promissory note to four individuals not related to the Company. Refer to Note 7 for further details. On October 6, 2017, the Company issued 24,000,000 common shares to the holder of the promissory note for the assignment of the notes of $24,000.

As of March 31, 2018, the promissory note payable was $42,683 and accrued interest payable was $3,252.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

On July 10, 2017, a total of $174,000 was assigned from a promissory note to four individuals not related to the Company. Each of the convertible promissory notes has a principal value of $43,500, maturity date of July 10, 2019, bears interest at 4% per annum, and are convertible at a rate of $0.03 per share. On October 6, 2017, the four convertible promissory notes were amended to an interest rate of 0.5% per annum, the maturity date was amended to July 10, 2020, and the conversion price was amended to $0.01 per share.

On October 11, 2017, four individual holders that have $174,000 of convertible promissory notes, converted a total of $58,000, or $14,500 each, for a total of 5,800,000, or 1,450,000 common shares each.

A debt discount on the notes was recognized of $174,000. During the year ended March 31, 2018, a total of $96,032 of the debt discount has been amortized and recorded in interest expense. As of March 31, 2018, the unamortized amount of the debt discounts is $77,968.

On December 31, 2017, the Company entered into a convertible promissory note for $9,230 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,230 was expensed upon issuance of the note.

On March 31, 2018, the Company entered into a convertible promissory note for $20,773 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $4,458 was expensed upon issuance of the note.

As of March 31, 2018, the convertible note payable was $68,035 and accrued interest payable was $3,845.

NOTE 8 – COMMON STOCK

During the year ended March 31, 2018, the Company issued 29,800,000 common shares.

On July 26, 2017, the Company performed a 100:1 reverse stock split. All outstanding shares have been adjusted retrospectively.

As at March 31, 2018 and March 31, 2017, the Company had a total of 30,099,229 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at March 31, 2018 and March 31, 2017, the Company had advances from related party of $28,541 and $4,385, respectively.

NOTE 10 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended March 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2018 and 2017 are as follows:

	March 31,	March 31,
	2018	2017
Net operating loss carryforward	$1,513,590	$1,343,477
Effective tax rate	21%	34%
Deferred tax asset	317,854	456,782
Less: Valuation allowance	(317,854)	(456,782)
Net deferred asset	$-	$-

At March 31, 2018, the Company had $1,513,590 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2033 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2018, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2018.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2018.

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

Name	Age	Positions Held	Date of Appointment

Huang Yu	35	Member of the Board of Directors; President, Secretary and Treasurer	April 3, 2015

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

ITEM 11. EXECUTIVE COMPENSATION

Our company previously entered into a consulting agreement with Mr. Seabourn which was amended effective October 1, 2015 to provide that he would cease charging a monthly fee for services and accepted 10,000 shares of our company’s common stock as consideration for services between October 2015 and June 30, 2016. Our company has not paid any other compensation to any of its officers or directors and does not have any agreements in place or understandings to pay any compensation to its officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 20, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class

Common Stock	Zheng Xiangwu (2) Central Office at 9th Floor Amtel Building 148 Des Voeux Road Central, Hong Kong China	24,225,922	80.49%

Common Stock	Huang Yu Gao Xin Kai Fa Qu Gao Xin Si Lu Zhong Jian San Ju Rong He Tian Yu Xiang Mu Bu, Liu Zhou Guang Xi, China	-0-	-

_______________

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 20, 2018. As of July 20, 2018, there were 30,099,230 shares of our common stock issued and outstanding.

(2)	Zheng Xiangwu is the sole owner of Rise Fast Limited, a Hong Kong corporation, which owns 24,225,457 shares of the Company’s common stock. Mr. Zheng owns 465 shares in his own name.

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

During the year ended March 31, 2018, Rise Fast Limited, the majority shareholder, paid expenses on behalf of the Company of $24,156. As of March 31, 2018 and 2017, advances from this shareholder were $28,541and $4,385.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our independent auditors, B F Borgers CPA PC, for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2018 and 2017, included herein, are set forth below.

Fee Category	Year Ended March 31, 2018	Year Ended March 31, 2017

Audit Fees	$23,000	$24,480
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$-

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

PETROGAS COMPANY

Dated July 23, 2018	By:	/s/ Huang Yu
	Name	Huang Yu
	Title:	President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Huang Yu	President, Secretary, Treasurer and Director	July 23, 2018
Huang Yu

