Form 10-Q
period 2018-06-30
PetroGas Co
filed 2018-09-11
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

30,099,230 common shares issued and outstanding as of August 10, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	June 30,	March 31,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$5,598	$5,176
Total Current Assets	5,598	5,176

Oil and gas, on the basis of full cost accounting
Unproved Property	-	29,158
TOTAL ASSETS	$5,598	$34,334

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$13,091	$20,550
Accrued interest	12,710	8,238
Advances from related party	28,541	28,541
Total Current Liabilities	54,342	57,329

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $69,400 and $77,968, respectively	87,270	68,035
Promissory note	42,683	42,683
Total long-term liabilities	213,533	194,298

TOTAL LIABILITIES	267,875	251,627

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 30,099,230 and 30,099,230 shares issued and outstanding, respectively	30,099	30,099
Additional paid in capital	1,276,865	1,266,198
Accumulated deficit	(1,569,241)	(1,513,590)
TOTAL SHAREHOLDERS' DEFICIT	(262,277)	(217,293)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,598	$34,334

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2018	2017

Royalty Revenue	$665	$275

OPERATING EXPENSES
General and administrative expense	3,451	12,253
TOTAL OPERATING EXPENSES	3,451	12,253

Loss from Operations	(2,786)	(11,978)

OTHER EXPENSES
Impairment of oil and gas leases	29,158	-
Interest expense	23,707	1,203
Total other expenses	52,865	1,203

NET LOSS	(55,651)	(13,181)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	30,099,230	29,683,931

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Three Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(55,651)	$(13,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas leases	29,158	-
Amortization of debt discount	19,235	-
Changes in operating assets and liabilities:
Prepaid expenses	-	129
Accounts payable and accrued liabilities	(7,459)	6,259
Accrued interest	4,472	-
Net cash used in Operating Activities	(10,245)	(6,793)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	7,000
Issuance of convertible promissory notes	10,667	-
Net cash provided by Financing Activities	10,667	7,000

Net increase in cash and cash equivalents	422	207
Cash and cash equivalents, beginning of period	5,176	1,016
Cash and cash equivalents, end of period	$5,598	$1,223

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through June 30, 2018. As of June 30, 2018, the Company has an accumulated deficit of $1,569,241. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended June, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the Securities and Exchange Commission on July 23, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of the Company’s assets. Any estimates during the period have had an immaterial effect on earnings.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as June 30, 2018 and March 31, 2018, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

As at June 30, 2018, the Company evaluated the capitalized value of the unproven oil and gas leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases to perform full-coast ceiling test, and no immediate development plans for the lease land.  A total of $29,158 has been expensed as Impairment loss on oil and gas lease during the three months ended June 30, 2018.

As of June 30, 2018, and March 31, 2018, a total of $0, and $29,158 is recorded as Unproved Property, respectively.

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

As at June 30, 2018 and March 31, 2018, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of June 30, 2018, the promissory note payable was $42,683 and accrued interest payable was $3,465.

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

A debt discount on the notes was recognized of $174,000. During the three months ended June, 2018, a total of $8,568 of the debt discount has been amortized and recorded in interest expense. As of June 30, 2018, the unamortized amount of the debt discounts is $69,400.

On December 31, 2017, the Company entered into a convertible promissory note for $9,230 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,230 was expensed upon issuance of the note.

On March 31, 2018, the Company entered into a convertible promissory note for $20,773 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $20,773 was expensed upon issuance of the note.

On June 30, 2018, the Company entered into a convertible promissory note for $10,667 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $10,667 was expensed upon issuance of the note.

As of June 30, 2018, the convertible note payable was $87,270 and accrued interest payable was $8,104.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

Year Ended March 31, 2018

During the year ended March 31, 2018, the Company issued 29,800,000 common shares.

On July 26, 2017, the Company performed a 100:1 reverse stock split. All outstanding shares have been adjusted retrospectively.

As at March 31, 2018 and March 31, 2017, the Company had a total of 30,099,230 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at June 30, 2018 and March 31, 2018, the Company had advances from related party of $28,541 and $28,541, respectively.

NOTE 10 – SUBSEQUENT EVENTS

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” means PetroGas Company, unless otherwise indicated.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended June 30, 2018 compared to three months ended June 30, 2017.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2018	2017	Changes

Royalty Revenue	$665	$275	$390
Operating Expenses	$3,451	$12,253	$(8,802)
Other Expenses	$52,865	$1,203	$51,662
Net Loss	$(55,651)	$(13,181)	$(42,470)

Revenue for the three months ended June 30, 2018 was $665 compared to $275 for the three months ended June 30, 2017. Revenue was comprised of royalty revenue.

Our operating expenses for the three months ended June 30, 2018 decreased to $3,451 from $12,253for the three months ended June 30, 2017 due to decrease in audit and filing fees.

Other expenses for the three months ended June 30, 2018 increased to $55,651 from $1,203 for the three months ended June 30, 2017. The increase is driven by impairment loss on oil and gas leases of $29,158 and the amortization of debt discount and accrued interest from the convertible and promissory notes of $23,707.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and March 31, 2018, respectively.

Working Capital

	As of	As of
	June 30,	March 31,
	2018	2018	Changes

Current Assets	$5,598	$5,176	$422
Current Liabilities	$54,342	$57,329	$(2,987)
Working Capital (Deficiency)	$(48,744)	$(52,153)	$3,409

Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2018	2017	Changes

Net cash used in Operating Activities	$(10,245)	$(6,793)	$(3,452)
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$10,667	$7,000	$3,667
Net increase in cash and cash equivalents	$422	$207	$215

As of June 30, 2018, we had cash and cash equivalents of $5,598 and a negative working capital of $48,744, as compared to cash and cash equivalents of $5,176 and a negative working capital of $52,153 as of March 31, 2018.

Cash Flow from Operating Activities

For the three months ended June 30, 2018, we used $10,245 of cash for operations primarily as a result of the net loss of $55,651, increased by a decrease in accounts payable and accrued liabilities of $7,459, and was offset by the impairment of oil and gas leases of $29,158, amortization of debt discount of $19,235, and an increase in accrued interest of $4,472.

For the three months ended June 30, 2017, we used $6,793 of cash for operations primarily as a result of the net loss of $13,181, increased by a decrease in prepaid expenses of $129 and an increase in accounts payable and accrued liabilities of $6,259.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended June 30, 2018 or the three months ended June 30, 2017.

Cash Flow from Financing Activities

For the three ended June 30, 2018, we had $10,667 in net cash provided by financing activities for cash proceeds from issuance of convertible promissory notes.

For the three months ended June 30, 2017, we had $7,000 in net cash provided by financing activities for advancement from a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of our company's assets. Any estimates during the period have had an immaterial effect on earnings.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as June 30, 2018 and March 31, 2018, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________

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

PETROGAS COMPANY
(Registrant)

Dated: September 10, 2018	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

