Form 10-Q
period 2018-09-30
PetroGas Co
filed 2018-11-05
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

30,099,230 common shares issued and outstanding as of November 1, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,397	$5,176
Total Current Assets	1,397	5,176

Oil and gas, on the basis of full cost accounting
Unproved Property	-	29,158
TOTAL ASSETS	$1,397	$34,334

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$21,904	$20,550
Accrued interest	18,710	8,238
Advances from related party	28,541	28,541
Total Current Liabilities	69,155	57,329

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $60,832 and $77,968, respectively	103,005	68,035
Promissory note	42,683	42,683
Total long-term liabilities	229,268	194,298

TOTAL LIABILITIES	298,423	251,627

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
30,099,230 and 30,099,230 shares issued and outstanding, respectively	30,099	30,099
Additional paid in capital	1,284,032	1,266,198
Accumulated deficit	(1,611,157)	(1,513,590)
TOTAL SHAREHOLDERS' DEFICIT	(297,026)	(217,293)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$1,397	$34,334

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Royalty Revenue	$251	$418	$916	$693

OPERATING EXPENSES
General and administrative expense	20,433	17,634	23,884	29,887
TOTAL OPERATING EXPENSES	20,433	17,634	23,884	29,887

Loss from Operations	(20,182)	(17,216)	(22,968)	(29,194)

OTHER EXPENSES
Impairment of oil and gas leases	-	-	29,158	-
Interest expense	21,734	21,263	45,441	22,466
Total other expenses	21,734	21,263	74,599	22,466

NET LOSS	(41,916)	(38,479)	(97,567)	(51,660)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.13)	$(0.00)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	30,099,229	296,839	30,099,230	296,839

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Six Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(97,567)	$(51,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas leases	29,158
Amortization of debt discount	34,970	19,576
Changes in operating assets and liabilities:
Prepaid expenses	-	129
Accounts payable and accrued liabilities	1,354	20,448
Accrued interest	10,472	-
Net cash used in Operating Activities	(21,613)	(11,507)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	17,704
Promissory note	-	(174,000)
Issuance of convertible promissory notes	17,834	174,000
Net cash provided by Financing Activities	17,834	17,704

Net increase (decrease) in cash and cash equivalents	(3,779)	6,197
Cash and cash equivalents, beginning of period	5,176	1,016
Cash and cash equivalents, end of period	$1,397	$7,213

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through September 30, 2018. As of September 30, 2018, the Company has an accumulated deficit of $1,611,157. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the Securities and Exchange Commission on July 23, 2018.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2018 and March 31, 2018, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

As at September 30, 2018, the Company evaluated the capitalized value of the unproven oil and gas leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases to perform full-coast ceiling test, and no immediate development plans for the lease land. A total of $29,158 has been expensed as Impairment loss on oil and gas lease during the six months ended September 30, 2018.

As of September 30, 2018, and March 31, 2018, a total of $0, and $29,158 is recorded as Unproved Property, respectively.

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

As at September 30, 2018 and March 31, 2018, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of September 30, 2018, the promissory note payable was $42,683 and accrued interest payable was $3,680.

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

A debt discount on the notes was recognized of $174,000. During the six months ended September 30, 2018, a total of $17,136 of the debt discount has been amortized and recorded in interest expense. As of September 30, 2018, the unamortized amount of the debt discounts is $60,832.

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

On September 30, 2018, the Company entered into a convertible promissory note for $7,167 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $7,167 was expensed upon issuance of the note.

As of September 30, 2018, the convertible note payable was $103,005 and accrued interest payable was $13,888.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

Year Ended March 31, 2018

During the year ended March 31, 2018, the Company issued 29,800,000 common shares.

On July 26, 2017, the Company performed a 100:1 reverse stock split. All outstanding shares have been adjusted retrospectively.

As at September 30, 2018 and March 31, 2017, the Company had a total of 30,099,230 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at September 30, 2018 and March 31, 2018, the Company had advances from related party of $28,541 and $28,541, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2018	2017	Changes

Royalty Revenue	$251	$418	$(167)
Operating Expenses	$20,433	$17,634	$2,799
Other Expenses	$21,734	$21,263	$471
Net Loss	$(41,916)	$(38,479)	$(3,437)

Revenue for the three months ended September 30, 2018 was $251 compared to $418 for the three months ended September 30, 2017. Revenue was comprised of royalty revenue.

Our operating expenses for the three months ended September 30, 2018 increased to $20,433 from $17,634 for the three months ended September 30, 2017 due to increase in professional fees and general and administration expenses.

Other expenses for the three months ended September 30, 2018 increased to $21,734 from $21,263 for the three months ended September 30, 2017. The increase is driven by the amortization of debt discount and accrued interest from the convertible and promissory notes.

Six months ended September 30, 2018 compared to six months ended September 30, 2017.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2018	2017	Changes

Royalty Revenue	$916	$693	$223
Operating Expenses	$23,884	$29,887	$(6,003)
Other Expenses	$74,599	$22,466	$52,133
Net Loss	$(97,567)	$(51,660)	$(45,907)

Revenue for the six months ended September 30, 2018 was $916 compared to $693 for the six months ended September 30, 2017. Revenue was comprised of royalty revenue.

Our operating expenses for the six months ended September 30, 2018 decreased to $23,884 from $29,887 for the three months ended September 30, 2017 due to decrease in filing, transfer agent and professional fees.

Other expenses for the six months ended September 30, 2018 increased to $74,599 from $22,466 for the three months ended September 30, 2017. The increase is driven by impairment loss on oil and gas leases of $29,158 and the amortization of debt discount and accrued interest from the convertible and promissory notes of $45,441.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and March 31, 2018, respectively.

Working Capital

	As of	As of
	September 30,	March 31,
	2018	2018	Changes

Current Assets	$1,397	$5,176	$(3,779)
Current Liabilities	$69,155	$57,329	$11,826
Working Capital (Deficiency)	$(67,758)	$(52,153)	$(15,605)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2018	2017	Changes

Net cash used in Operating Activities	$(21,613)	$(11,507)	$(10,106)
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$17,834	$17,704	$130
Net increase in cash and cash equivalents	$(3,779)	$6,197	$(9,976)

As of September 30, 2018, we had cash and cash equivalents of $1,397 and a negative working capital of $67,758, as compared to cash and cash equivalents of $5,176 and a negative working capital of $52,153 as of March 31, 2018.

Cash Flow from Operating Activities

For the six months ended September 30, 2018, we used $21,613 of cash for operations primarily as a result of the net loss of $97,567, decreased by impairment of oil and gas leases of $29,158, amortization of debt discount of $34,970, an increase in accounts payable and accrued liabilities of $1,354 and an increase in accrued interest of $10,472.

For the six months ended September 30, 2017, we used $11,507 of cash for operations primarily as a result of the net loss of $51,660, increased by amortization of debt discount of $19,576, an increase in prepaid expenses of $129 and an increase in accounts payable and accrued liabilities of $20,448.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended September 30, 2018 or the six months ended September 30, 2017.

Cash Flow from Financing Activities

For the six ended September 30, 2018, we had $17,834 in net cash provided by financing activities for cash proceeds from issuance of convertible promissory notes.

For the six months ended September 30, 2017, we had $17,704 in net cash provided by financing activities for advancement from a related party.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2018 and March 31, 2018, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

________

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

PETROGAS COMPANY
(Registrant)

Dated: November 5, 2018	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

