Form 10-Q
period 2018-12-31
PetroGas Co
filed 2019-02-07
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

30,099,230 common shares issued and outstanding as of February 6, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$691	$5,176
Total Current Assets	691	5,176

Oil and gas, on the basis of full cost accounting
Unproved Property	-	29,158
TOTAL ASSETS	$691	$34,334

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,115	$20,550
Accrued interest	25,703	8,238
Advances from related party	28,541	28,541
Total Current Liabilities	78,359	57,329

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $52,264 and $77,968, respectively	113,984	68,035
Promissory note	42,683	42,683
Total long-term liabilities	240,247	194,298

TOTAL LIABILITIES	318,606	251,627

SHAREHOLDERS’ DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 30,099,230 shares issued and outstanding	30,099	30,099
Additional paid in capital	1,286,443	1,266,198
Accumulated deficit	(1,634,457)	(1,513,590)
TOTAL SHAREHOLDERS’ DEFICIT	(317,915)	(217,293)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$691	$34,334

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

ROYALTY REVENUE	$174	$173	$1,090	$866

OPERATING EXPENSES
General and administrative expense	5,502	11,707	29,386	41,594
TOTAL OPERATING EXPENSES	5,502	11,707	29,386	41,594

Loss from Operations	(5,328)	(11,534)	(28,296)	(40,728)

OTHER EXPENSES (INCOME)
Gain on sale of royalty interest and unproven property	-	(900)	-	(900)
Impairment of oil and gas leases	-	-	29,158	-
Interest expense	17,972	77,873	63,413	100,339
Total other expenses	17,972	76,973	92,571	99,439

NET LOSS	$(23,300)	$(88,507)	$(120,867)	$(140,167)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	30,099,230	28,163,641	30,099,230	9,585,773

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Nine Months Ended
	December 31,
	2018		2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(120,867)	$(140,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas leases		29,158	-
Amortization of debt discount		45,949	96,694
Gain on sale of unproved oil and gas properties		-	(900)
Changes in operating assets and liabilities:
Prepaid expenses		-	129
Accounts payable and accrued liabilities		3,565	20,676
Accrued interest		17,465	-
Net cash used in Operating Activities		(24,730)	(23,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of unproven oil and gas assets		-	1,000
Net cash provided by Investing Activities		-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party		-	17,704
Promissory note		-	(174,000)
Issuance of convertible promissory notes		20,245	183,230
Net cash provided by Financing Activities		20,245	26,934

Net (decrease) increase in cash and cash equivalents		(4,485)	4,366
Cash and cash equivalents, beginning of period		5,176	1,016
Cash and cash equivalents, end of period		$691	$5,382

Supplemental cash flow information
Cash paid for interest		-	-
Cash paid for taxes		-	-

Non-cash transactions:
Issuance of common stock to settle convertible notes	$		$256,002

The accompanying notes are an integral part of these financial statements.

PETROGAS COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through December 31, 2018. As of December 31, 2018, the Company has an accumulated deficit of $1,634,457. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the Securities and Exchange Commission on July 23, 2018.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2018 and March 31, 2018, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

As at December 31, 2018, the Company evaluated the capitalized value of the unproven oil and gas leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases to perform full-coast ceiling test, and no immediate development plans for the lease land. A total of $29,158 has been expensed as Impairment loss on oil and gas lease during the nine months ended December 31, 2018.

As of December 31, 2018, and March 31, 2018, a total of $0, and $29,158 is recorded as Unproved Property, respectively.

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

As at December 31, 2018 and March 31, 2018, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of December 31, 2018, the promissory note payable was $42,683 and accrued interest payable was $3,895.

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

A debt discount on the notes was recognized of $174,000. During the nine months ended December 31, 2018, a total of $25,704 of the debt discount has been amortized and recorded in interest expense. As of December 31, 2018, the unamortized amount of the debt discounts is $52,264.

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

On December 31, 2018, the Company entered into a convertible promissory note for $2,411 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $2,411 was expensed upon issuance of the note.

As of December 31, 2018, the convertible note payable was $113,984 and accrued interest payable was $20,666.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

Year Ended March 31, 2018

During the year ended March 31, 2018, the Company issued 29,800,000 common shares.

On July 26, 2017, the Company performed a 100:1 reverse stock split. All outstanding shares have been adjusted retrospectively.

As at December 31, 2018 and March 31, 2017, the Company had a total of 30,099,230 shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at December 31, 2018 and March 31, 2018, the Company had advances from related party of $28,541 and $28,541, respectively.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended December 31, 2018 compared to three months ended December 31, 2017.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Royalty Revenue	$174	$173	$1
Operating Expenses	$5,502	$11,707	$(6,205)
Other Expenses	$17,972	$76,973	$(59,001)
Net Loss	$(23,300)	$(88,507)	$65,207

Revenue for the three months ended December 31, 2018 was $174 compared to $173 for the three months ended December 31, 2017. Revenue was comprised of royalty revenue.

Our operating expenses for the three months ended December 31, 2018 decreased to $5,502 from $11,707 for the three months ended December 31, 2017 due to decrease in legal fees.

Other expenses for the three months ended December 31, 2018 decreased to $17,972 from $77,873 for the three months ended December 31, 2017 due to the decrease in interest expenses. The Company incurred interest expense of $58,000 from the issuance of common stock to settle convertible notes during the three months ended December 31, 2017.

Nine months ended December 31, 2018 compared to nine months ended December 31, 2017.

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Royalty Revenue	$1,090	$866	$224
Operating Expenses	$29,386	$41,594	$(12,208)
Other Expenses	$92,571	$99,439	$(6,868)
Net Loss	$(120,867)	$(140,167)	$19,300

Revenue for the nine months ended December 31, 2018 was $1,090 compared to $866 for the nine months ended December 31, 2017. Revenue was comprised of royalty revenue.

Our operating expenses for the nine months ended December 31, 2018 decreased to $29,386 from $41,594 for the nine months ended December 31, 2017 due to decrease in legal fees.

Other expenses for the nine months ended December 31, 2018 decreased to $92,571 from $99,439 for the nine months ended December 31, 2017 due to the decrease in interest expenses. The Company incurred interest expense of $58,000 from the issuance of common stock to settle convertible notes during the nine months ended December 31, 2017.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and March 31, 2018, respectively.

Working Capital

	As of	As of
	December 31,	March 31,
	2018	2018	Changes

Current Assets	$691	$5,176	$(4,485)
Current Liabilities	$78,359	$57,329	$21,030
Working Capital (Deficiency)	$(77,668)	$(52,153)	$(25,515)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Net cash used in Operating Activities	$(24,730)	$(23,568)	$(1,162)
Net cash provided by Investing Activities	$-	$1,000	$(1,000)
Net cash provided by Financing Activities	$20,245	$26,934	$(6,689)
Net (decrease) increase in cash and cash equivalents	$(4,485)	$4,366	$(8,851)

As of December 31, 2018, we had cash and cash equivalents of $691 and a negative working capital of $77,668, as compared to cash and cash equivalents of $5,176 and a negative working capital of $52,153 as of March 31, 2018.

Cash Flow from Operating Activities

For the nine months ended December 31, 2018, we used $24,730 of cash for operations primarily as a result of the net loss of $102,867, offset by the impairment of oil and gas leases of $29,158, amortization of debt discount of $45,949, an increase in accounts payable and accrued liabilities of $3,565 and an increase in accrued interest of $17,465.

For the nine months ended December 31, 2017, we used $23,568 of cash for operations primarily as a result of the net loss of $140,167, increased by gain on sale of unapproved oil and gas properties of $900, offset by amortization of debt discount of $96,694, a decrease in prepaid expenses of $129 and an increase in accounts payable and accrued liabilities of $20,676.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the nine months ended December 31, 2018.

During the nine months ended December 31, 2017, net cash provided by investing activities was $1,000 from the sale of unproven oil and gas assets.

Cash Flow from Financing Activities

For the nine ended December 31, 2018, we had $20,245 in net cash provided by financing activities for cash proceeds from issuance of convertible promissory notes.

For the nine months ended December 31, 2017, we had $26,934 in net cash provided by financing activities for advancement from a related party of $17,704 and proceeds from issuance of convertible promissory notes of $183,230, offset by repayment of promissory note of $174,000.

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

Asset Retirement Obligations

Our company records a liability for asset retirement obligations (“ARO”) associated with our oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2018 and March 31, 2018, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

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

PETROGAS COMPANY
(Registrant)

Dated: February 7, 2019	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

