Form 10-K
period 2019-03-31
PetroGas Co
filed 2019-06-26
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-196409

PETROGAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	98-1153516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Post Oak Boulevard, Suite 4100, Houston TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 899-8597

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2018, was $4,544,994 based on a $15.10 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
3,874,473 shares of common stock as of June 26, 2019.

Table of Content

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

On June 10, 2015, we entered into an Asset Purchase Agreement with Zheng Xiangwu, a resident of Guang Dong Province, China, whereby we issued 40,000 million shares of its common stock in exchange for rights to certain oil and gas leases located in Frio and Atascosa Counties, Texas, consisting of a total of 714 total acres of land, two (2) working wells and a total of seven (7) wells (the “Leases”). The acquisition of the Leases pursuant to the Asset Purchase Agreement was completed on June 1, 2015. As a result of the completion of this acquisition, 40,000 shares of our company’s common stock were issued to Mr. Zheng Xiangwu, who owns our company’s largest shareholder, Rise Fast Limited. The number of shares issued to Mr. Zheng was determined by valuing the Leases at $160,000 and valuing our company’s stock at $0.04 per share. At the completion of the Asset Purchase Agreement, we entered into the oil and gas industry.

Table of Content

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

On September 13, 2017, we filed a Certificate of Amendment with the Nevada Secretary of State whereby we amended our Articles of Incorporation by decreasing all of our issued and outstanding shares of common stock at a ratio of one (1) share for every one hundred (100) shares held. Our Board of Directors approved the Amendment on July 21, 2017 and Shareholders holding 75.95% of our company’s shares approved the Amendment via written consent executed on July 21, 2017, with an effective date of October 5, 2017.

On February 20, 2019 a majority of our shareholders and our board of directors approved a resolution to effect a reverse stock split of our issued and outstanding shares of common stock on a one (1) new for 100 old basis. The reverse split was approved by FINRA with an effective date of March 19, 2019. As a result of the reverse split, our issued and outstanding shares of common stock decreased from 30,099,230 to 300,993 shares of common stock. Our authorized capital remained unchanged.

Our principal executive offices are located at 2800 Post Oak Boulevard, Suite 4100, Houston, Texas 77056. Our telephone number is (832) 899-8597.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We hold a 94% interest in Seabourn Oil Company, LLC, a Texas LLC.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stocks”. A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTC Pink Marketplace. NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

Table of Content

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Table of Content

ITEM 2. PROPERTIES

TRACT 1: Roger f Theo “A” and “D” Lease 335 acres of land, more or less, being all of the Leopold Menetrier Survey No 1347, A-510 and A-583, Frio and Atascosa Counties, Texas, more commonly referred to as the Rogers “A” Lease, Wells #3, #7, and #8, and the Rogers “D” Lease, Well #9, as to and only as to those rights from the surface down to 100 feet below the base of the Olmos-D-Reservoir as encountered at the subsurface depth of 3,566 feet in The Texaco Jane Burns “B” Well No. 28; Subject to Oil, Gas and Mineral Lease, dated November 2, 1946, from K. T. Tidwell and wife Olga Tidwell, and Theo Rogers and wife Veta Rogers to Shell Oil Co„ recorded in Volume 184, Page 358, Deed Records of Atascosa County, Texas, as amended by instrument dated July 27, 1951, recorded in Volume 208, Page 511 of the Deed Records of Atascosa County, Texas.

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

TRACT 2: Jane Burns “C” Lease Tract 2: 160 acres of land, more or less. being the north 160 acres. in the form of a square, of the Francis Oerelling Survey No. 1336, A-532 and A-654, Frio and Atascosa Counties, Texas, and the northeast and northwest lines of this 160-acre tract lying upon the northeast and northwest lines respectively of said survey, and the southeast and southwest lines of the 160-acre tract being parallel with the northwest and northeast lines respectively, of said survey, as to and only as to those rights from the surface down to 100 feet below the base of the Olmos -D- Reservoir as encountered at the subsurface depth of 3,566 feet in the Texaco Jane Burns “B” Well No. 28.

On November 30, 2016, our company acquired various royalty interests in Texas for $10,485. On December 14, 2016, our company acquired two oil and gas leases in Ohio for $2,705. On January 1, 2017, our company acquired the lease for three oil and gas properties for $4,975.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Table of Content

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “PTCO”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

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

Holders

As of June 25, 2019, we had 11 shareholders of record of our common stock with 3,874,473 shares of common stock outstanding.

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

On April 3, 2019, our majority shareholder and our sole director, approved the issuance of 3,000,000 shares of common stock to Huang Yu, our President as compensation for management services provided to our company by Mr. Yu. The shares were issued at a deemed price of $0.03 per share. The securities were issued to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

Table of Content

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

Fiscal Years Ended March 31, 2019 and 2018

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2019 and 2018 and accompanying notes appended thereto that are included in this annual report.

Results of Operations for the Year Ended March 31, 2019 and March 31, 2018

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2019	2018	Changes

Royalty Revenue	$1,550	$1,502	$48
Operating Expenses	$40,549	$56,902	$(16,353)
Other Expenses	$118,174	$114,713	$3,461
Net Loss	$(157,173)	$(170,113)	$12,940

Revenue for the year ended March 31, 2019 was $1,550 compared to $1,502 for the year ended March 31, 2018. Revenue was comprised of royalty revenue.

Our operating expenses for the year ended March 31, 2019 decreased to $40,549 from $56,902 for the year ended March 31, 2018 due to decrease in legal fees.

Table of Content

Other expenses for the year ended March 31, 2019 increased to $118,174 from $114,713 for the year ended March 31, 2019 due to impairment of oil and gas lease of $29,158 incurred during the year ended March 31, 2019.

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

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2019	2018	Changes

Current Assets	$387	$5,176	$(4,789)
Current Liabilities	$85,405	$57,329	$28,076
Working Capital (Deficiency)	$(85,018)	$(52,153)	$(32,865)

Table of Content

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2019	2018	Changes

Net cash used in Operating Activities	$(35,228)	$(49,764)	$14,536
Net cash used in Investing Activities	$-	$(235)	$235
Net cash provided by Financing Activities	$30,439	$54,159	$(23,720)
Net (decrease) increase in cash and cash equivalents	$(4,789)	$4,160	$(8,949)

As of March 31, 2019, we had cash and cash equivalents of $387 and a negative working capital of $85,018, as compared to cash and cash equivalents of $5,176 and a negative working capital of $52,153 as of March 31, 2018.

Cash Flow from Operating Activities

For the year ended March 31, 2019, we used $35,228of cash for operations primarily as a result of the net loss of $157,173, offset by the impairment of oil and gas leases of $29,158, amortization of debt discount of $64,711, an increase in accounts payable and accrued liabilities of $3,770 and an increase in accrued interest of $24,306.

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

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the year ended March 31, 2019.

Net cash used in investing activities of $235 for the year ended March 31, 2018 was due to purchase and improvements of unproven oil and gas assets.

Cash Flow from Financing Activities

For the year ended March 31, 2019, we had $30,439 in net cash provided by financing activities for cash proceeds from issuance of convertible promissory notes.

For the year ended March 31, 2018, we had $54,159 in net cash provided by financing activities comprised of advances from related party of $24,156 and cash proceeds from issuance of convertible promissory notes of $30,003.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements.

Table of Content

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Content

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of PetroGas Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PetroGas Company (the "Company") as of March 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

June 25, 2019

Table of Content

PETROGAS COMPANY

BALANCE SHEETS

	March 31,	March 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$387	$5,176
Total Current Assets	387	5,176

Oil and gas, on the basis of full cost accounting
Unproved Property	-	29,158
TOTAL ASSETS	$387	$34,334

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,320	$20,550
Accrued interest	32,544	8,238
Advances from related party	28,541	28,541
Total Current Liabilities	85,405	57,329

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $43,696 and $77,968, respectively	132,746	68,035
Promissory note	42,683	42,683
Total long-term liabilities	259,009	194,298

TOTAL LIABILITIES	344,414	251,627

SHAREHOLDERS’ DEFICIT

Common stock: 300,000,000 authorized; $0.001 par value 300,993 shares issued and outstanding	301	301
Additional paid in capital	1,326,435	1,295,996
Accumulated deficit	(1,670,763)	(1,513,590)
TOTAL SHAREHOLDERS’ DEFICIT	(344,027)	(217,293)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$387	$34,334

The accompanying notes are an integral part of these audited financial statements.

Table of Content

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2019	2018

ROYALTY REVENUE	$1,550	$1,502

OPERATING EXPENSES
General and administrative expense	40,549	56,902
TOTAL OPERATING EXPENSES	40,549	56,902

Loss from Operations	(38,999)	(55,400)

OTHER EXPENSES (INCOME)
Gain on sale of royalty interest and unproven property	-	(900)
Impairment of oil and gas leases	29,158	-
Interest expense	89,016	115,613
Total other expenses	118,174	114,713

NET LOSS	$(157,173)	$(170,113)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.52)	$(1.16)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	300,993	146,693

The accompanying notes are an integral part of these audited financial statements.

Table of Content

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

*Balance - March 31, 2017	2,993	$3	$1,026,606	$(1,343,477)	$(316,868)
Shares issued for conversion	298,000	298	81,702	-	82,000
Convertible notes debt discount	-	-	187,688	-	187,688
Net loss	-	-	-	(170,113)	(170,113)
Balance - March 31, 2018	300,993	$301	$1,295,996	$(1,513,590)	$(217,293)
Convertible notes debt discount	-	-	30,439	-	30,439
Net loss	-	-	-	(157,173)	(157,173)
Balance - March 31, 2019	300,993	$301	$1,326,435	$(1,670,763)	$(344,027)

* Retrospectively reflecting reverse-stock split

The accompanying notes are an integral part of these audited financial statements.

Table of Content

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Year Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(157,173)	$(170,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas leases	29,158	-
Amortization of debt discount	64,711	109,720
Gain on sale of unproved oil and gas properties	-	(900)
Changes in operating assets and liabilities:
Prepaid expenses	-	129
Accounts payable and accrued liabilities	3,770	5,508
Accrued interest	24,306	5,892
Net cash used in Operating Activities	(35,228)	(49,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of unproven oil and gas assets	-	(235)
Net cash used in Investing Activities	-	(235)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	24,156
Issuance of convertible promissory notes	30,439	30,003
Net cash provided by Financing Activities	30,439	54,159

Net (decrease) increase in cash and cash equivalents	(4,789)	4,160
Cash and cash equivalents, beginning of period	5,176	1,016
Cash and cash equivalents, end of period	$387	$5,176

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Issuance of common stock to settle certain convertible notes	$-	$269,688

The accompanying notes are an integral part of these audited financial statements.

Table of Content

PETROGAS COMPANY

NOTES TO AUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2019. As of March 31, 2019, the Company has an accumulated deficit of $1,670,763. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Table of Content

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

Table of Content

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as March 31, 2019 and March 31, 2018, respectively.

Table of Content

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

NOTE 4 – OIL AND GAS PROPERTIES

As at March 31, 2019, the Company evaluated the capitalized value of the unproven oil and gas leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases to perform full-coast ceiling test, and no immediate development plans for the lease land. A total of $29,158 has been expensed as Impairment loss on oil and gas lease during the year ended March 31, 2019.

As of March 31, 2019, and March 31, 2018, a total of $0, and $29,158 is recorded as Unproved Property, respectively.

Table of Content

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

As at March 31, 2019 and March 31, 2018, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of March 31, 2019, the promissory note payable was $42,683 and accrued interest payable was $4,106.

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

A debt discount on the notes was recognized of $174,000. During the year ended March 31, 2019, a total of $34,272 of the debt discount has been amortized and recorded in interest expense. As of March 31, 2019, the unamortized amount of the debt discounts is $43,696.

On December 31, 2017, the Company entered into a convertible promissory note for $9,230 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,230 was expensed upon issuance of the note. On March 12, 2019, the note holder sold to three unaffiliated parties an interest in the note equal to the principal amount of $1,900 each.

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

Table of Content

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

On March 31, 2019, the Company entered into a convertible promissory note for $10,194 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $10,194 was expensed upon issuance of the note.

As of March 31, 2019, the convertible note payable was $132,746 and accrued interest payable was $23,452.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

Year Ended March 31, 2019

On March 4, 2019, a majority of our shareholders approved a reverse stock split on a basis of 100 old shares for 1 new share of our issued and outstanding common stock. No fractional shares of common stock will be issued as a result of the reverse split. Any fractional shares that would have resulted from the reverse split will be rounded up to the next whole number.

As a result of the reverse split, our issued and outstanding shares of common stock will decrease from 30,099,230 to 300,993 shares of common stock. We confirm that our authorized capital will remain unchanged.

The reverse split has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of March 19, 2019.

Year Ended March 31, 2018

During the year ended March 31, 2018, the Company issued 29,800,000 common shares.

On July 26, 2017, the Company performed a 100:1 reverse stock split. All outstanding shares have been adjusted retrospectively.

As at March 31, 2019 and March 31, 2018, the Company had a total of 300,993 shares issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at March 31, 2019 and March 31, 2018, the Company had advances from related party of $28,541 and $28,541, respectively.

NOTE 10 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,670,763 at March 31, 2019, and will expire in the years 2036 through 2039.

Table of Content

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended March 31, 2019. The Company’s financial statements for the year ended March 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2019 and March 31, 2018 are as follows:

	March 31,	March 31,
	2019	2018
Net operating loss carryforward	$1,670,763	$1,513,590
Effective tax rate	21%	21%
Deferred tax asset	350,860	317,854
Less: Valuation allowance	(350,860)	(317,854)
Net deferred asset	$-	$-

The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation, the Company had the following subsequent events:

On April 3, 2019, the Company issued 3,000,000 shares of common stock to the President of the Company as compensation for management services valued at $0.03 per share.

On April 30, 2019, principal amount of $5,700 of the convertible notes was converted to 570,000 shares of common stock.

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,692.45 for the payable amount to the vendor. The note has a three month term and bears interest at 2% per annum compounded monthly.

Table of Content

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

Our company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of our company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, our company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2018, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2019.

The matters involving internal controls and procedures that our company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2019.

Table of Content

Management believes that the appointment of one or more independent directors, will remedy the lack of a majority of outside directors on our company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of IFRS and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties.

Any effort to increase the size of the Board of Directors, appoint independent directors or personnel is conditional upon our company raising additional capital.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

Table of Content

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment

Huang Yu	36	President, Secretary, Treasurer and Director	April 3, 2015

(c) Identification of certain significant employees.

Our company currently does not have any significant employees.

(d) Family relationships.

None.

(e) Business experience.

Mr. Huang Yu

From July 2010 through January 2015, Mr. Huang was employed, in different capacities, by the Chinese Construction Third Construction Company Limited, a construction company based in Guang Xi, China. From July 2010 through September 2012, he was an Assistant Engineer for the company; from October 2012 through October 2013, he worked as an Engineer; and from November 2013 through January 2015, Mr. Huang was the Chief Engineer and Operating Officer. Mr. Huang graduated from the Inner Mongolia University of Science and Technology with a Bachelor’s Degree in 2009. Mr. Huang has not served as an officer or director of any other SEC registered company.

Mr. Huang has not held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

Table of Content

(f) Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. Our company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Table of Content

Audit Committee

We do not have an Audit Committee. The Company’s board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Haung Yu President,	2018	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2017	-	-	-	-	-	-	-	-

Except as disclosed, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Table of Content

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 26 , 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Huang Yu 2800 Post Oak Boulevard, Suite 4100 Houston TX 77056	3,000,000	77.43%
Directors and Executive Officers as a Group	3,000,000	77.43%
Rise Fast Limited 148 des Voeux Road Central Amtel Building-Central Office at 9th Floor Central, Hong Kong	242,255	6.25%
5% Shareholders as a Group	242,255	6.25%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 26, 2019. As of June 26, 2019, there were 3,874,473 shares of our common stock issued and outstanding.

(2)	Zheng Xiangwu is the sole owner of Rise Fast Limited, a Hong Kong corporation, which owns 242,255 shares of the Company’s common stock. Mr. Zheng owns 242,255 shares in his own name.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

On April 3, 2019, our majority shareholder and our sole director, approved the issuance of 3,000,000 shares of common stock to Huang Yu, our President as compensation for management services provided to our company by Mr. Yu. The shares were issued at a deemed price of $0.03 per share.

During the year ended March 31, 2019, Rise Fast Limited, the majority shareholder, paid expenses on behalf of our company of $0. As of March 31, 2019 and 2018, advances from this shareholder were $28,541 and $28,541.

Table of Content

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our independent auditors, B F Borgers CPA PC, for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2019 and 2018, included herein, are set forth below.

Fee Category	Year Ended March 31, 2019	Year Ended March 31, 2018

Audit Fees	$16,500	$23,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$16,500	$23,000

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Table of Content

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

31.1*

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL INSTANCE DOCUMENT

101.INS**	XBRL TAXONOMY EXTENSION SCHEMA

101.INS**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.INS**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.INS**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.INS**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

______________

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETROGAS COMPANY

Dated: June 26, 2019	By:	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2019	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

