Form 10-Q
period 2019-09-30
PetroGas Co
filed 2019-11-04
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

3,874,473 common shares issued and outstanding as of October 29, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$387
Total Current Assets	-	387

TOTAL ASSETS	$-	$387

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Bank indebtedness	$322	$-
Accounts payable and accrued liabilities	13,370	24,320
Accrued interest	49,806	32,544
Advances from related party	28,541	28,541
Total Current Liabilities	92,039	85,405

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $26,560 and $43,696, respectively	160,908	132,746
Promissory note - related party	42,683	42,683
Promissory note	6,962	-
Total long-term liabilities	294,133	259,009

TOTAL LIABILITIES	386,172	344,414

SHAREHOLDERS’ DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
3,874,473 and 300,993 shares issued and outstanding, respectively	3,874	301
Additional paid in capital	1,435,288	1,326,435
Accumulated deficit	(1,825,334)	(1,670,763)
TOTAL SHAREHOLDERS’ DEFICIT	(386,172)	(344,027)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$-	$387

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

ROYALTY REVENUE	$-	$251	$166	$916

OPERATING EXPENSES
Stock based compensation	-	-	90,000	-
General and administrative expense	11,550	20,433	13,613	23,884
TOTAL OPERATING EXPENSES	11,550	20,433	103,613	23,884

Loss from Operations	(11,550)	(20,182)	(103,447)	(22,968)

OTHER EXPENSE
Impairment of oil and gas leases	-	-	-	29,158
Interest expense	27,110	21,734	51,124	45,441
Total other expense	27,110	21,734	51,124	74,599

NET LOSS	$(38,660)	$(41,916)	$(154,571)	$(97,567)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.14)	$(0.04)	$(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	3,874,473	300,993	3,713,204	300,993

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

Balance - March 31, 2019	300,993	$301	$1,326,435	$(1,670,763)	$(344,027)
Rounding off of reverse stock split	3,480	3	(3)	-	-
Common stock issued for compensation	3,000,000	3,000	87,000	-	90,000
Conversion of convertible notes into common stock	570,000	570	5,130	-	5,700
Convertible notes debt discount	-	-	7,243	-	7,243
Net loss	-	-	-	(115,911)	(115,911)
Balance - June 30, 2019	3,874,473	$3,874	$1,425,805	$(1,786,674)	$(356,995)
Convertible notes debt discount	-	-	9,483	-	9,483
Net loss	-	-	-	(38,660)	(38,660)
Balance - September 30, 2019	3,874,473	$3,874	$1,435,288	$(1,825,334)	$(386,172)

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional		Total
	Number of hares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

*Balance - March 31, 2018	300,993	$301	$1,295,996	$(1,513,590)	$(217,293)
Convertible notes debt discount	-	-	10,667	-	10,667
Net loss	-	-	-	(55,651)	(55,651)
*Balance - June 30, 2018	300,993	$301	$1,306,663	$(1,569,241)	$(262,277)
Convertible notes debt discount	-	-	7,167	-	7,167
Net loss	-	-	-	(41,916)	(41,916)
*Balance - September 30, 2018	300,993	$301	$1,313,830	$(1,611,157)	$(297,026)

* Retrospectively reflecting reverse-stock split

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Six Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(154,571)	$(97,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas leases	-	29,158
Amortization of debt discount	33,862	34,970
Stock based compensation	90,000	-
Changes in operating assets and liabilities:
Bank indebtedness	322	-
Accounts payable and accrued liabilities	(3,988)	1,354
Accrued interest	17,262	10,472
Net cash used in Operating Activities	(17,113)	(21,613)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	16,726	17,834
Net cash provided by Financing Activities	16,726	17,834

Net changes in cash and cash equivalents	(387)	(3,779)
Cash and cash equivalents, beginning of period	387	5,176
Cash and cash equivalents, end of period	$-	$1,397

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$5,700	$-
Reclass from accounts payable to promissory note payable	$6,692	$-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through September 30, 2019. As of September 30, 2019, the Company has an accumulated deficit of $1,825,334. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 as filed with the Securities and Exchange Commission on June 26, 2019.

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

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. For the six months ended September 30, 2019 and 2018, the Company incurred stock based compensation of $90,000 and $0, respectively.

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

As at September 30, 2019 and March 31, 2019, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of September 30, 2019, the promissory note payable was $42,683 and accrued interest payable was $4,534.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly.

As of September 30, 2019, the promissory note payable was $6,963 and accrued interest payable was $116.

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

A debt discount on the notes was recognized of $174,000. During the six months ended September 30, 2019 and 2018, a total of $33,862 and $34,970 of the debt discount has been amortized and recorded in interest expense, respectively. As of September 30, 2019, the unamortized amount of the debt discounts is $26,560.

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

On September 30, 2019, the Company entered into a convertible promissory note for $9,483 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,483 was expensed upon issuance of the note.

As of September 30, 2019, the convertible note payable was $160,908 and accrued interest payable was $44,014.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

Six Months Ended September 30, 2019

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

As at September 30, 2019 and March 31, 2019, the Company had a total of 3,874,473 and 300,993 common shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at September 30, 2019 and March 31, 2019, the Company had advances from related party of $28,541 and $28,541, respectively.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended September 30, 2019 compared to three months ended September 30, 2018.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Royalty Revenue	$-	$251	$(251)
Operating Expenses	$11,550	$20,433	$(8,883)
Other Expenses	$27,110	$21,734	$5,376
Net Loss	$(38,660)	$(41,916)	$3,256

Revenue for the three months ended September 30, 2019 was $NIL compared to $251 for the three months ended September 30, 2018. Revenue was comprised of royalty revenue.

Our operating expenses for the three months ended September 30, 2019 decreased to $11,550 from $20,433 for the three months ended September 30, 2018.

Other expenses for the three months ended September 30, 2019 increased to $27,110 from $21,734 for the three months ended September 30, 2018 due to increase in note increase.

Six months ended September 30, 2019 compared to six months ended September 30, 2018.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Royalty Revenue	$166	$916	$(750)
Operating Expenses	$103,613	$23,884	$79,729
Other Expenses	$51,124	$74,599	$(23,475)
Net Loss	$(154,571)	$(97,567)	$(57,004)

Revenue for the six months ended September 30, 2019 was $166 compared to $916 for the six months ended September 30, 2018. Revenue was comprised of royalty revenue.

Our operating expenses for the six months ended September 30, 2019 increased to $103,613 from $23,884 for the six months ended September 30, 2018 as we incurred stock based compensation of $90,000 for the issuance of 3,000,000 shares of common stock to the President of the Company for management services valued at $0.03 per share during the six months ended September 30, 2019.

Other expenses for the six months ended September 30, 2019 decreased to $51,124 from $74,599 for the six months ended September 30, 2019 as we incurred impairment of oil and gas leases of $29,158 during the six months ended September 30, 2018.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and March 31, 2019, respectively.

Working Capital

	As of	As of
	September 30,	March 31,
	2019	2019	Changes

Current Assets	$-	$387	$(387)
Current Liabilities	$92,039	$85,405	$6,634
Working Capital (Deficiency)	$(92,039)	$(85,018)	$(7,021)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Net cash used in Operating Activities	$(17,113)	$(21,613)	$4,500
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$16,726	$17,834	$(1,108)
Net (decrease) increase in cash and cash equivalents	$(387)	$(3,779)	$3,392

As of September 30, 2019, we had bank indebtedness of $322 and a negative working capital of 92,039, as compared to cash and cash equivalents of $387 and a negative working capital of $85,018 as of March 31, 2019.

Cash Flow from Operating Activities

For the six months ended September 30, 2019, we used $17,113 of cash for operations primarily as a result of the net loss of $154,571, increased by a decrease in accounts payable and accrued liabilities of $3,988, offset by amortization of debt discount of $33,862, stock based compensation of $90,000, an increase in bank indebtedness of $322 and an increase in accrued interest of $17,262.

For the six months ended September 30, 2018, we used $21,613 of cash for operations primarily as a result of the net loss of $97,567, offset by the impairment of oil and gas leases of $29,158, amortization of debt discount of $34,970, a decrease in accounts payable and accrued liabilities of $1354 and an increase in accrued interest of $10,472.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the six months ended September 30, 2019 and September 30, 2018.

Cash Flow from Financing Activities

For the six months ended September 30, 2019, we had $16,726 in net cash provided by financing activities for cash proceeds from issuance of a convertible promissory note.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

___________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROGAS COMPANY
(Registrant)

Dated: November 4, 2019	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

