Form 10-Q
period 2019-12-31
PetroGas Co
filed 2020-02-10
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

3,874,473 common shares issued and outstanding as of January 22, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	December 31,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$387
Total Current Assets	-	387

TOTAL ASSETS	$-	$387

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness	$322	$-
Accounts payable and accrued liabilities	13,272	24,320
Accrued interest	60,285	32,544
Advances from related party	28,541	28,541
Total Current Liabilities	102,420	85,405

Long-term liabilities
Asset retirement obligations	83,580	83,580
Convertible promissory notes, net of discount of $17,992 and $43,696, respectively	174,930	132,746
Promissory note - related party	42,683	42,683
Promissory note	6,962	-
Total long-term liabilities	308,155	259,009

TOTAL LIABILITIES	410,418	344,414

SHAREHOLDERS’ DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 3,874,473 and 300,993 shares issued and outstanding, respectively	3,874	301
Additional paid in capital	1,440,742	1,326,435
Accumulated deficit	(1,855,191)	(1,670,763)
TOTAL SHAREHOLDERS’ DEFICIT	(410,575)	(344,027)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$-	$387

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

ROYALTY REVENUE	$-	$174	$166	$1,090

OPERATING EXPENSES
Stock based compensation	-	-	90,000	-
General and administrative expense	5,356	5,502	18,969	29,386
TOTAL OPERATING EXPENSES	5,356	5,502	108,969	29,386

Loss from Operations	(5,356)	(5,328)	(108,803)	(28,296)

OTHER EXPENSE
Impairment of oil and gas leases	-	-	-	29,158
Interest expense	24,501	17,972	75,625	63,413
Total other expense	24,501	17,972	75,625	92,571

NET LOSS	$(29,857)	$(23,300)	$(184,428)	$(120,867)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.08)	$(0.05)	$(0.40)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	3,874,473	300,993	3,766,961	300,993

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Common Stock
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

Balance - March 31, 2019	300,993	$301	$1,326,435	$(1,670,763)	$(344,027)
Rounding off of reverse stock split	3,480	3	(3)	-	-
Common stock issued for compensation	3,000,000	3,000	87,000	-	90,000
Conversion of convertible notes into common stock	570,000	570	5,130	-	5,700
Convertible notes debt discount	-	-	7,243	-	7,243
Net loss	-	-	-	(115,911)	(115,911)
Balance - June 30, 2019	3,874,473	$3,874	$1,425,805	$(1,786,674)	$(356,995)
Convertible notes debt discount	-	-	9,483	-	9,483
Net loss	-	-	-	(38,660)	(38,660)
Balance - September 30, 2019	3,874,473	$3,874	$1,435,288	$(1,825,334)	$(386,172)
Convertible notes debt discount	-	-	5,454	-	5,454
Net loss	-	-	-	(29,857)	(29,857)
Balance - December 31, 2019	3,874,473	$3,874	$1,440,742	$(1,855,191)	$(410,575)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

Balance - March 31, 2018	300,993	$301	$1,295,996	$(1,513,590)	$(217,293)
Convertible notes debt discount	-	-	10,667	-	10,667
Net loss	-	-	-	(55,651)	(55,651)
Balance - June 30, 2018	300,993	$301	$1,306,663	$(1,569,241)	$(262,277)
Convertible notes debt discount	-	-	7,167	-	7,167
Net loss	-	-	-	(41,916)	(41,916)
Balance - September 30, 2018	300,993	$301	$1,313,830	$(1,611,157)	$(297,026)
Convertible notes debt discount	-	-	2,411	-	2,411
Net loss	-	-	-	(23,300)	(23,300)
Balance - December 31, 2018	300,993	$301	$1,316,241	$(1,634,457)	$(317,915)

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Nine Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(184,428)	$(120,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas leases	-	29,158
Amortization of debt discount	47,884	45,949
Stock based compensation	90,000	-
Changes in operating assets and liabilities:
Bank indebtedness	322	-
Accounts payable and accrued liabilities	(4,086)	3,565
Accrued interest	27,741	17,465
Net cash used in Operating Activities	(22,567)	(24,730)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	22,180	20,245
Net cash provided by Financing Activities	22,180	20,245

Net changes in cash and cash equivalents	(387)	(4,485)
Cash and cash equivalents, beginning of period	387	5,176
Cash and cash equivalents, end of period	$-	$691

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$5,700	$-
Reclass from accounts payable to promissory note payable	$6,962	$-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31 2019

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through December 31, 2019. As of December 31, 2019, the Company has an accumulated deficit of $1,855,191. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 as filed with the Securities and Exchange Commission on June 26, 2019.

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

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. For the nine months ended December 31, 2019 and 2018, the Company incurred stock based compensation of $90,000 and $0, respectively.

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

As at December 31, 2019 and March 31, 2019, a total of $83,580 is recorded as asset retirement obligations, respectively

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

On December 31, 2019, the maturity dates of the notes were extended for three years to December 31, 2022 and the interest rate was amended to 15% per annum.

As of December 31, 2019, the promissory note payable was $42,683 and accrued interest payable was $4,749.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of December 31, 2019, the promissory note payable was $6,963 and accrued interest payable was $326.

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

A debt discount on the notes was recognized of $174,000. During the nine months ended December 31, 2019 and 2018, a total of $25,704 and $25,704 of the debt discount has been amortized and recorded in interest expense, respectively. As of December 31, 2019, the unamortized amount of the debt discounts is $17,992.

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

On December 31, 2019, the Company entered into a convertible promissory note for $5,454 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $5,454 was expensed upon issuance of the note.

As of December 31, 2019, the convertible note payable was $174,930 and accrued interest payable was $54,068.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

Nine Months Ended December 31, 2019

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

As at December 31, 2019 and March 31, 2019, the Company had a total of 3,874,473 and 300,993 common shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at December 31, 2019 and March 31, 2019, the Company had advances from related party of $28,541 and $28,541, respectively.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended December 31, 2019 compared to three months ended December 31, 2018.

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Changes

Royalty Revenue	$-	$174	$(174)
Operating Expenses	$5,356	$5,502	$(146)
Other Expenses	$24,501	$17,972	$6,529
Net Loss	$(29,857)	$(23,300)	$(6,557)

Revenue for the three months ended December 31, 2019 was $0 compared to $174 for the three months ended December 31, 2018. Revenue was comprised of royalty revenue.

Our operating expenses for the three months ended December 31, 2019 decreased to $5,356 from $5,502 for the three months ended December 31, 2018.

Other expenses for the three months ended December 31, 2019 increased to $24,501 from $17,972 for the three months ended December 31, 2018 due to increase in note increase.

Nine months ended December 31, 2019 compared to nine months ended December 31, 2018.

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Changes

Royalty Revenue	$166	$1,090	$(924)
Operating Expenses	$108,969	$29,386	$79,583
Other Expenses	$75,625	$92,571	$(16,946)
Net Loss	$(184,428)	$(120,867)	$(63,561)

Revenue for the nine months ended December 31, 2019 was $166 compared to $1,090 for the nine months ended December 31, 2018. Revenue was comprised of royalty revenue.

Our operating expenses for the nine months ended December 31, 2019 increased to $108,969 from $29,386 for the nine months ended December 31, 2018 as we incurred stock based compensation of $90,000 for the issuance of 3,000,000 shares of common stock to the President of the Company for management services valued at $0.03 per share during the nine months ended December 31, 2019.

Other expenses for the nine months ended December 31, 2019 decreased to $75,625from $92,571 for the nine months ended December 31, 2019 as we incurred impairment of oil and gas leases of $29,158 during the nine months ended December 31, 2018.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and March 31, 2019, respectively.

Working Capital

	As of December 31, 2019	As of March 31, 2019	Changes

Current Assets	$-	$387	$(387)
Current Liabilities	$102,420	$85,405	$17,015
Working Capital (Deficiency)	$(102,420)	$(85,018)	$(17,402)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2019	2018	Changes

Net cash used in Operating Activities	$(22,567)	$(24,730)	$2,163
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$22,180	$20,245	$1,935
Net (decrease) increase in cash and cash equivalents	$(387)	$(4,485)	$4,098

As of December 31, 2019, we had bank indebtedness of $322 and a negative working capital 102,420, as compared to cash and cash equivalents of $387 and a negative working capital of $85,018 as of March 31, 2019.

Cash Flow from Operating Activities

For the nine months ended December 31, 2019, we used $22,567 of cash for operations primarily as a result of the net loss of $184,428, increased by a decrease in accounts payable and accrued liabilities of $4,086, offset by amortization of debt discount of $47,884, stock based compensation of $90,000, an increase in bank indebtedness of $322 and an increase in accrued interest of $27,741.

For the nine months ended December 31, 2018, we used $24,730 of cash for operations primarily as a result of the net loss of $120,867, offset by the impairment of oil and gas leases of $29,158, amortization of debt discount of $45,949, a decrease in accounts payable and accrued liabilities of $3,565and an increase in accrued interest of $17,465.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the nine months ended December 31, 2019 and December 31, 2018.

Cash Flow from Financing Activities

For the nine months ended December 31, 2019 and December 31, 2018, we had $22,180 and $20,245 in net cash provided by financing activities for cash proceeds from issuance of a convertible promissory note, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: February 10, 2020	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

