Form 10-K
period 2020-03-31
PetroGas Co
filed 2020-05-26
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Registrant’s telephone number, including area code: (806) 375-3338

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2019, was $505,774 based on a $0.80 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
3,874,473 shares of common stock as of May 22, 2020.

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

Holders

As of May 22, 2020, we had 8 shareholders of record of our common stock with 3,874,473 shares of common stock outstanding.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2020.

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

Fiscal Years Ended March 31, 2020 and 2019

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2020 and 2019 and accompanying notes appended thereto that are included in this annual report.

Results of Operations for the Year Ended March 31, 2020 and March 31, 2019

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2020	2019	Changes

Royalty Revenue	$166	$1,550	$(1,384)
Operating Expenses	$119,433	$40,549	$78,884
Other Expenses	$101,124	$118,174	$(17,050)
Net Loss	$(220,391)	$(157,173)	$(63,218)

Revenue for the year ended March 31, 2020 was $166 compared to $1,550 for the year ended March 31, 2019. Revenue was comprised of royalty revenue.

Our net loss for the year ended March 31, 2020 increased to $220,391 from $157,173 for the year ended March 31, 2019 due to the increase in operating expenses. During the year ended March 31, 2020, our company incurred stock based compensation of $90,000 for issuance of common shares to our President for management services.

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

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2020	2019	Changes

Current Assets	$-	$387	$(387)
Current Liabilities	$314,563	$218,151	$96,412
Working Capital (Deficiency)	$(314,563)	$(217,764)	$(96,799)

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2020	2019	Changes

Net cash used in Operating Activities	$(28,279)	$(35,228)	$6,949
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$27,892	$30,439	$(2,547)
Net (decrease) increase in cash and cash equivalents	$(387)	$(4,789)	$4,402

As of March 31, 2020, we had cash and cash equivalents of $387 and a negative working capital of $314,563, as compared to cash and cash equivalents of $387 and a negative working capital of $217,764 as of March 31, 2019. The increase in working capital deficiency is attributed to the increase in convertible notes and accrued interest.

Cash Flow from Operating Activities

For the year ended March 31, 2020, we used $28,279 of cash for operations primarily as a result of the net loss of $220,391, offset by stock based compensation of $90,000, amortization of debt discount of $62,164, and net changes in operating assets and liabilities of $39,948.

For the year ended March 31, 2019, we used $35,228 of cash for operations primarily as a result of the net loss of $157,173, offset by the impairment of oil and gas leases of $29,158, amortization of debt discount of $64,711, and net changes in operating assets and liabilities of $28,076.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the year ended March 31, 2020 and 2019.

Cash Flow from Financing Activities

For the year ended March 31, 2020, we had $27,892 and $30,439 in net cash provided by financing activities for cash proceeds from issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of PetroGas Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PetroGas Company (the “Company”) as of March 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015

Lakewood, CO

May 22, 2020

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	March 31,	March 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$-	$387
Total Current Assets	-	387

TOTAL ASSETS	$-	$387

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$322	$-
Accounts payable and accrued liabilities	18,024	24,320
Accrued interest	71,504	32,544
Advances from related party	28,541	28,541
Convertible promissory notes, net of discount of $9,424 and $43,696, respectively	189,210	132,746
Promissory note	6,962	-
Total Current Liabilities	314,563	218,151

Long-term liabilities
Asset retirement obligations	83,580	83,580
Promissory note - related party	42,683	42,683
Total long-term liabilities	126,263	126,263

TOTAL LIABILITIES	440,826	344,414

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 3,874,473 and 300,993 shares issued and outstanding, respectively	3,874	301
Additional paid in capital	1,446,454	1,326,435
Accumulated deficit	(1,891,154)	(1,670,763)
TOTAL SHAREHOLDERS' DEFICIT	(440,826)	(344,027)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$387

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2020	2019

ROYALTY REVENUE	$166	$1,550

OPERATING EXPENSES
Stock based compensation	90,000	-
Professional fees	23,990	32,935
General and administrative expense	5,443	7,614
Total operating expenses	119,433	40,549

Loss from Operations	(119,267)	(38,999)

OTHER EXPENSE
Impairment of oil and gas leases	-	29,158
Interest expense	101,124	89,016
Total other expense	101,124	118,174

NET LOSS	$(220,391)	$(157,173)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.06)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	3,803,162	300,993

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - March 31, 2018	300,993	$301	$1,295,996	$(1,513,590)	$(217,293)
Convertible notes debt discount	-	-	30,439	-	30,439
Net loss	-	-	-	(157,173)	(157,173)
Balance - March 31, 2019	300,993	$301	$1,326,435	$(1,670,763)	$(344,027)
Rounding off of reverse stock split	3,480	3	(3)	-	-
Common stock issued for compensation	3,000,000	3,000	87,000	-	90,000
Conversion of convertible notes into common stock	570,000	570	5,130	-	5,700
Convertible notes debt discount	-	-	27,892	-	27,892
Net loss	-	-	-	(220,391)	(220,391)
Balance - March 31, 2020	3,874,473	$3,874	$1,446,454	$(1,891,154)	$(440,826)

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Year Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(220,391)	$(157,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas leases	-	29,158
Amortization of debt discount	62,164	64,711
Stock based compensation	90,000	-
Changes in operating assets and liabilities:
Bank indebtedness	322	-
Accounts payable and accrued liabilities	666	3,770
Accrued interest	38,960	24,306
Net cash used in Operating Activities	(28,279)	(35,228)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	27,892	30,439
Net cash provided by Financing Activities	27,892	30,439

Net changes in cash and cash equivalents	(387)	(4,789)
Cash and cash equivalents, beginning of period	387	5,176
Cash and cash equivalents, end of period	$-	$387

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$5,700	$-
Reclass from accounts payable to promissory note payable	$6,962	$-

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

NOTES TO AUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2020. As of March 31, 2020, the Company has an accumulated deficit of $1,891,154. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as March 31, 2020 and March 31, 2019, respectively.

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. For the year ended March 31, 2020 and 2019, the Company incurred stock based compensation of $90,000 and $0, respectively.

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

For the years ended March 31, 2020 and 2019, net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	19,863,368	17,644,210

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

As at March 31, 2020 and 2019, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of March 31, 2020 and 2019, the promissory note payable was $42,683 and $42,683 and accrued interest payable was $4,962 and $4,106, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of March 31, 2020, the promissory note payable was $6,963 and accrued interest payable was $641.

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

A debt discount on the notes was recognized of $174,000. During the year ended March 31, 2020 and 2019, a total of $34,272 and $34,272 of the debt discount has been amortized and recorded in interest expense, respectively. As of March 31, 2020 and 2019, the unamortized amount of the debt discounts is $9,424 and $43,696, respectively.

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

On March 31, 2020, the Company entered into a convertible promissory note for $5,712 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 35% per annum, and is convertible at $0.01 per share. The debt discount of $5,712 was expensed upon issuance of the note.

As of March 31, 2020 and 2019, the convertible note payable was $189,210 and $132,746 and accrued interest payable was $64,761 and $27,297, respectively.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

Year Ended March 31, 2020

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

As at March 31, 2020 and 2019, the Company had a total of 3,874,473 and 300,993 common shares issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at March 31, 2020 and 2019, the Company had advances from related party of $28,541 and $28,541 and accrued interest of $4,962 and $4,106, respectively.

NOTE 10 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2020 and 2019, are as follows:

	March 31,	March 31,
	2020	2019
Net operating loss carryforward	$1,801,154	$1,670,763
Effective tax rate	21%	21%
Deferred tax asset	378,242	350,860
Less: Valuation allowance	(378,242)	(350,860)
Net deferred asset	$-	$-

As of March 31, 2020, the Company had $1,801,154 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2040. NOLs generated in tax years prior to March 31, 2017, can be carryforward for twenty years, whereas NOLs generated after March 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

NOTE 11– SUBSEQUENT EVENTS

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2020, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2020.

The matters involving internal controls and procedures that our company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2020.

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

Name	Age	Positions Held	Date of Appointment

Huang Yu	37	President, Secretary, Treasurer and Director	April 3, 2015

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2020 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)

Haung Yu President,	2020	-	-	-	-	-	-	90,000	(1)	90,000
Secretary, Treasurer and Director	2019	-	-	-	-	-	-	-		-

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

(1)	On April 4, 2019, the Company issued 3,000,000 shares of common stock to the President of the Company as compensation for management services valued at $0.03 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 22, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 22, 2020. As of May 22, 2020, there were 3,874,473 shares of our common stock issued and outstanding.

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

As at March 31, 2020 and 2019, the Company had advances from related party of $28,541 and $28,541 and accrued interest of $4,962 and $4,106, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our independent auditors, B F Borgers CPA PC, for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2020 and 2019, included herein, are set forth below.

Fee Category	Year Ended March 31, 2020	Year Ended March 31, 2019

Audit Fees	$14,000	$16,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$14,000	$16,500

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

PETROGAS COMPANY

Dated: May 26, 2020	By:	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 26, 2020	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

