Form 10-Q
period 2020-12-31
PetroGas Co
filed 2021-01-22
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

3,874,473 common shares issued and outstanding as of January 15, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2020	2020

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	13,352	18,024
Accrued interest	115,297	71,504
Advances from related party	28,541	28,541
Convertible promissory notes, net of discount of $0 and $9,424, respectively	220,768	189,210
Promissory note	6,962	6,962
Total Current Liabilities	385,242	314,563

Long-term liabilities
Asset retirement obligations	83,580	83,580
Promissory note - related party	42,683	42,683
Total long-term liabilities	126,263	126,263

TOTAL LIABILITIES	511,505	440,826

SHAREHOLDERS’ DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
3,874,473 shares issued and outstanding	3,874	3,874
Additional paid in capital	1,468,588	1,446,454
Accumulated deficit	(1,983,967)	(1,891,154)
TOTAL SHAREHOLDERS’ DEFICIT	(511,505)	(440,826)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

ROYALTY REVENUE	$-	$-	$-	$166

OPERATING EXPENSES
Salaries and wages	-	-	-	90,000
Professional fees	5,000	5,056	17,338	13,525
General and administrative expense	-	300	125	5,444
Total operating expenses	5,000	5,356	17,463	108,969

Loss from Operations	(5,000)	(5,356)	(17,463)	(108,803)

OTHER EXPENSE
Interest expense	22,119	24,501	75,350	75,625
Total other expense	22,119	24,501	75,350	75,625

NET LOSS	$(27,119)	$(29,857)	$(92,813)	$(184,428)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	3,874,473	3,874,473	3,874,473	3,766,961

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

Balance - March 31, 2020	3,874,473	$3,874	$1,446,454	$(1,891,154)	$(440,826)
Convertible notes debt discount	-	-	10,000	-	10,000
Net loss	-	-	-	(38,353)	(38,353)
Balance - June 30, 2020	3,874,473	$3,874	$1,456,454	$(1,929,507)	$(469,179)
Convertible notes debt discount	-	-	4,884	-	4,884
Net loss	-	-	-	(27,341)	(27,341)
Balance - September 30, 2020	3,874,473	$3,874	$1,461,338	$(1,956,848)	$(491,636)
Convertible notes debt discount	-	-	7,250	-	7,250
Net loss	-	-	-	(27,119)	(27,119)
Balance - December 31, 2020	3,874,473	$3,874	$1,468,588	$(1,983,967)	$(511,505)

	Common Stock		Additional	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

Balance - March 31, 2019	300,993	$301	$1,326,435	$(1,670,763)	$(344,027)
Rounding off of reverse stock split	3,480	3	(3)	-	-
Common stock issued for compensation	3,000,000	3,000	87,000	-	90,000
Conversion of convertible notes into common stock	570,000	570	5,130	-	5,700
Convertible notes debt discount	-	-	7,243	-	7,243
Net loss	-	-	-	(115,911)	(115,911)
Balance - June 30, 2019	3,874,473	$3,874	$1,425,805	$(1,786,674)	$(356,995)
Convertible notes debt discount	-	-	9,483	-	9,483
Net loss	-	-	-	(38,660)	(38,660)
Balance - September 30, 2019	3,874,473	$3,874	$1,435,288	$(1,825,334)	$(386,172)
Convertible notes debt discount	-	-	5,454	-	5,454
Net loss	-	-	-	(29,857)	(29,857)
Balance - December 31, 2019	3,874,473	$3,874	$1,440,742	$(1,855,191)	$(410,575)

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(92,813)	$(184,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	31,558	47,884
Stock based compensation	-	90,000
Changes in operating assets and liabilities:
Bank indebtedness	-	322
Accounts payable and accrued liabilities	(4,672)	(4,086)
Accrued interest	43,793	27,741
Net cash used in Operating Activities	(22,134)	(22,567)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	22,134	22,180
Net cash provided by Financing Activities	22,134	22,180

Net changes in cash and cash equivalents	-	(387)
Cash and cash equivalents, beginning of period	-	387
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$-	$5,700
Reclass from accounts payable to promissory note payable	$-	$6,692
Beneficial conversion feature	$22,134	$22,180

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through December 31, 2020. As of December 31, 2020, the Company has an accumulated deficit of $1,983,967. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 as filed with the Securities and Exchange Commission on May 26, 2020.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2020 and March 31, 2020, respectively.

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. For the nine months ended December 31, 2020 and 2019, the Company incurred stock based compensation of $0 and $90,000, respectively.

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

For the nine months ended December 31, 2020 and 2019, net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	22,076,778	19,292,213

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

As at December 31, 2020 and March 31, 2020, a total of $83,580 is recorded as asset retirement obligations.

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

As of December 31, 2020 and March 31, 2020, the promissory note payable was $42,683 and $42,683 and accrued interest payable was $11,169 and $4,962, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of December 31, 2020 and March 31, 2020, the promissory note payable was $6,962 and $6,962 and accrued interest payable was $2,212 and $641, respectively.

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

A debt discount on the notes was recognized of $174,000. During the nine months ended December 31, 2020 and 2019, a total of $9,424 and $25,705 of the debt discount has been amortized and recorded in interest expense, respectively. As of December 31, 2020, the unamortized amount of the debt discounts has been fully amortized.

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

On December 31, 2020, the Company entered into a convertible promissory note for $7,250 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 35% per annum, and is convertible at $0.01 per share. The debt discount of $7,250 was expensed upon issuance of the note.

As of December 31, 2020 and March 31, 2020, the convertible note payable was $220,768 and $189,210 and accrued interest payable was $100,773 and $64,761, respectively.

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

As at December 31, 2020 and March 31, 2020, the Company had a total of 3,874,473 common shares issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company received advances totaling $24,156 from its majority shareholder, Rise Fast Limited, in order to fund ongoing operations in the normal course.

As at December 31, 2020 and March 31, 2020, the Company had advances from related party of $28,541 and $28,541, respectively.

As of December 31, 2020 and March 31, 2020, the promissory note payable was $42,683 and $42,683 and accrued interest payable was $11,169 and $4,962, respectively. (Note 6)

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended December 31, 2020 compared to three months ended December 31, 2019

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2020	2019	Changes

Royalty Revenue	$-	$-	$-
Operating Expenses	$5,000	$5,356	$(356)
Other Expenses	$22,119	$24,501	$(2,382)
Net Loss	$(27,119)	$(29,857)	$2,738

Our operating expenses for the three months ended December 31, 2020 decreased to $5,000 from $5,356 for the three months ended December 31, 2019.

Other expenses for the three months ended December 31, 2020 was $22,119 as compared to $24,501 incurred during the three months ended December 31, 2019 related to note interest expense and amortization of note discount.

Nine months ended December 31, 2020 compared to nine months ended December 31, 2019

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2020	2019	Changes

Royalty Revenue	$-	$166	$(166)
Operating Expenses	$17,463	$108,969	$(91,506)
Other Expenses	$75,350	$75,625	$(275)
Net Loss	$(92,813)	$(184,428)	$91,615

Revenue for the nine months ended December 31, 2020 was $0 compared to $166 for the six months ended December 31, 2019. Revenue was comprised of royalty revenue.

Our operating expenses for the nine months ended December 31, 2020 decreased to $17,463 from $108,969 for the nine months ended December 31, 2019. During the nine months ended December 31, 2019, our company incurred stock based compensation of $90,000 for issuance of common shares to our President for management services.

Other expenses for the nine months ended December 31, 2020 was $75,350 as compared to $75,625 incurred during the nine months ended December 31, 2019 related to note interest expense and amortization of note discount.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2020 and March 31, 2020, respectively.

Working Capital

	As of	As of
	December 31,	March 31,
	2020	2020	Changes

Current Assets	$-	$-	$-
Current Liabilities	$385,242	$314,563	$70,679
Working Capital (Deficiency)	$(385,242)	$(314,563)	$(70,679)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2020	2019	Changes

Net cash used in Operating Activities	$(22,134)	$(22,567)	$433
Net cash provided by Financing Activities	$22,134	$22,180	$(46)
Net decrease in cash and cash equivalents	$-	$(387)	$387

As of December 31, 2020, we had bank indebtedness of $322 and a working capital deficiency of 385,242 as compared to bank indebtedness of $322 and a working capital deficiency of $314,563 as of March 31, 2020.

Cash Flow from Operating Activities

For the nine months ended December 31, 2020, we used $22,134 of cash for operations primarily as a result of the net loss of $92,813, decreased by non-cash expense of $31,558 for amortization of debt discount and a net change in working capital of $39,121.

For the nine months ended December 31, 2019, we used $22,567 of cash for operations primarily as a result of the net loss of $184,428, decreased by non-cash expense of $47,884 for amortization of debt discount and $90,000 for stock based compensation and a net change in working capital of $23,977.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the nine months ended December 31, 2020 and December 31, 2019.

Cash Flow from Financing Activities

For the nine months ended December 31, 2020 and December 31, 2019, we had $22,134 and $22,180 in net cash provided by financing activities for cash proceeds from issuance of convertible promissory notes, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: January 22, 2021	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

