Form 10-K
period 2021-03-31
PetroGas Co
filed 2021-07-02
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2020, was $284,498 based on a $0.45 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,874,473 shares of common stock as of June 30, 2021.

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

Our future financial condition and results of operations will depend on the success of our drilling, exploration and production activities. These activities are subject to numerous risks beyond our control, including the risk that drilling will not result in economic oil production or increases in reserves. Many factors may curtail, delay or cancel our scheduled development projects, including:

·	decline in oil prices;
·	compliance with governmental regulations, which may include limitations on hydraulic fracturing, access to water or the discharge of greenhouse gases;
·	inadequate capital resources;
·	inability to attract and retain qualified personnel;
·	unavailability or high cost of drilling and completion equipment, services or materials;
·	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
·	adverse weather conditions;
·	surface access restrictions;
·	mechanical difficulties.

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

Our revenues, profitability and cash flow will depend substantially upon the prices and demand for oil. The markets for this commodity are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for oil fluctuate widely in response to relatively minor changes in the supply and demand for these commodities, market uncertainty and a variety of additional factors beyond our control, such as:

·	domestic and foreign supply of oil;
·	domestic and foreign consumer demand for oil;
·	overall United States and global economic conditions;
·	price and availability of alternative fuels;
·	governmental regulations;
·	technological advances affecting oil consumption.

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

Holders

As of June 30, 2021, we had 8 shareholders of record of our common stock with 3,874,473 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2021.

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

Fiscal Years Ended March 31, 2020 and 2019

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2021 and 2020 and accompanying notes appended thereto that are included in this annual report.

Results of Operations for the Year Ended March 31, 2021 and March 31, 2020

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2021	2020	Changes

Royalty Revenue	$-	$166	$(166)
Operating Expenses	$26,713	$119,433	$(92,720)
Other Expenses	$89,828	$101,124	$(11,296)
Net Loss	$(116,541)	$(220,391)	$103,850

Revenue for the year ended March 31, 2021 was $nil compared to $166 for the year ended March 31, 2020. Revenue was comprised of royalty revenue.

Our net loss for the year ended March 31, 2021 decreased to $116,541 from $220,391 for the year ended March 31, 2020 due to the decrease in operating expenses. During the year ended March 31, 2020, our company incurred stock based compensation of $90,000 for issuance of common shares to our President for management services.

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

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2021	2020	Changes

Current Assets	$-	$-	$-
Current Liabilities	$408,970	$314,563	$94,407
Working Capital (Deficiency)	$(408,970)	$(314,563)	$(94,407)

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2021	2020	Changes

Net cash used in Operating Activities	$(28,634)	$(28,279)	$(355)
Net cash provided by Financing Activities	$28,634	$27,892	$742
Net (decrease) increase in cash and cash equivalents	$-	$(387)	$387

As of March 31, 2021, we had a negative working capital of $408,970, as compared to a negative working capital of $314,563 as of March 31, 2020. The increase in working capital deficiency is attributed to the increase in convertible notes and accrued interest.

Cash Flow from Operating Activities

For the year ended March 31, 2021, we used $28,634 of cash for operations primarily as a result of the net loss of $116,541, offset by amortization of debt discount of $31,558, and net changes in operating assets and liabilities of $56,349.

For the year ended March 31, 2020, we used $28,279 of cash for operations primarily as a result of the net loss of $220,391, offset by stock based compensation of $90,000, amortization of debt discount of $62,164, and net changes in operating assets and liabilities of $39,948.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the year ended March 31, 2021 and 2020.

Cash Flow from Financing Activities

For the year ended March 31, 2021, we had $28,634 and $27,892 in net cash provided by financing activities, respectively.

During the year ended March 31, 2021, we received advancement from the Director of the Company if $6,500 and proceeds from issuance of convertible notes of $22,134.

During the year ended March 31, 2020, we received proceeds from issuance of convertible notes of $27,892.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements.

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

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of PetroGas Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PetroGas Company (the "Company") as of March 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

June 30, 2021

PETROGAS COMPANY

BALANCE SHEETS

	March 31,	March 31,
	2021	2020

ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	16,103	18,024
Accrued interest	129,774	71,504
Advances from related parties	35,041	28,541
Convertible promissory notes, net of discount of $0 and $9,424, respectively	220,768	189,210
Promissory note	6,962	6,962
Total Current Liabilities	408,970	314,563

Asset retirement obligations	83,580	83,580
Promissory note - related party	42,683	42,683
	126,263	126,263

TOTAL LIABILITIES	535,233	440,826

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
3,874,473 shares issued and outstanding	3,874	3,874
Additional paid in capital	1,468,588	1,446,454
Accumulated deficit	(2,007,695)	(1,891,154)
TOTAL SHAREHOLDERS' DEFICIT	(535,233)	(440,826)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Nine Months Ended
	March 31,
	2021	2020

ROYALTY REVENUE	$-	$166

OPERATING EXPENSES
Salaries and wages	-	90,000
Professional fees	26,588	23,990
General and administrative expense	125	5,443
Total operating expenses	26,713	119,433

Loss from Operations	(26,713)	(119,267)

OTHER EXPENSE
Interest expense	89,828	101,124
Total other expense	89,828	101,124

NET LOSS	$(116,541)	$(220,391)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	3,874,473	3,803,162

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2019	300,993	$301	$1,326,435	$(1,670,763)	$(344,027)
Rounding off of reverse stock split	3,480	3	(3)	-	-
Common stock issued for compensation	3,000,000	3,000	87,000	-	90,000
Conversion of convertible notes into common stock	570,000	570	5,130	-	5,700
Convertible notes debt discount	-	-	27,892	-	27,892
Net loss	-	-	-	(220,391)	(220,391)
Balance - March 31, 2020	3,874,473	$3,874	$1,446,454	$(1,891,154)	$(440,826)
Convertible notes debt discount	-	-	22,134	-	22,134
Net loss	-	-	-	(116,541)	(116,541)
Balance - March 31, 2021	3,874,473	$3,874	$1,468,588	$(2,007,695)	$(535,233)

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Years Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(116,541)	$(220,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	31,558	62,164
Stock based compensation	-	90,000
Changes in operating assets and liabilities:
Bank indebtedness	-	322
Accounts payable and accrued liabilities	(1,921)	666
Accrued interest	58,270	38,960
Net cash used in Operating Activities	(28,634)	(28,279)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,500	-
Issuance of convertible promissory notes	22,134	27,892
Net cash provided by Financing Activities	28,634	27,892

Net changes in cash and cash equivalents	-	(387)
Cash and cash equivalents, beginning of period	-	387
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$-	$5,700
Reclass from accounts payable to promissory note payable	$-	$6,692
Beneficial conversion feature	$22,134	$27,892

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2021. As of March 31, 2021, the Company has an accumulated deficit of $2,007,695. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as March 31, 2021 and March 31, 2020, respectively.

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. For the year ended March 31, 2021 and 2020, the Company incurred stock based compensation of $0 and $90,000 recorded under salaries and wages, respectively.

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

For the years ended March 31, 2021 and 2020, net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	22,076,778	19,863,368

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. For the Company, the new standard was effective on January 1, 2021 and we do not expect the adoption of this guidance to have a material impact on our financial statements.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

As at March 31, 2021 and 2020, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of March 31, 2021 and 2020, the promissory note payable was $42,683 and $42,683 and accrued interest payable was $12,748 and $4,962, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of March 31, 2021 and 2020, the promissory note payable was $6,963 and accrued interest payable was $256 and $116, respectively.

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

A debt discount on the notes was recognized of $174,000. During the year ended March 31, 2021 and 2020, a total of $9,424 and $34,272 of the debt discount has been amortized and recorded in interest expense, respectively. As of March 31, 2021, the unamortized amount of the debt discounts has been fully amortized.

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

 As of March 31, 2021 and 2020, the convertible note payable was $220,768 and $189,210 and accrued interest payable was $115,628 and $100,773, respectively.

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

As at March 31, 2021 and 2020 the Company had a total of 3,874,473 common shares issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2021, the Director of the Company made advancement of $6,500 for operation expenses on behalf of the Company. The loan is non-interest bearing and due on demand.

As at March 31, 2021 and 2020, the Company had advances from related parties of $35,041 and $28,541, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2021 and 2020, are as follows:

	March 31,	March 31,
	2021	2020
Net operating loss carryforward	$1,917,695	$1,801,154
Effective tax rate	21%	21%
Deferred tax asset	402,716	378,242
Less: Valuation allowance	(402,716)	(378,242)
Net deferred asset	$-	$-

As of March 31, 2021, the Company had $1,917,695 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carryforward for twenty years, whereas NOLs generated after March 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2021 are subject to review by the tax authorities.

NOTE 11 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2021, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2021.

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

Name	Age	Positions Held	Date of Appointment

Huang Yu	38	President, Secretary, Treasurer and Director	April 3, 2015

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

21

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

ITEM 11. EXECUTIVE COMPENSATION

We have made no provisions for paying cash or non-cash compensation to our sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended March 31, 2021 and March 31, 2020.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)

Haung Yu President,	2021	-	-	-	-	-	-	-		-
Secretary, Treasurer and Director	2020	-	-	-	-	-	-	90,000	(1)	90,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2021. As of June 30, 2021, there were 3,874,473 shares of our common stock issued and outstanding.

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

During the year ended March 31, 2021, the Director of the Company made advancement of $6,500 for operation expenses on behalf of the Company. The loan is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our independent auditors, B F Borgers CPA PC, for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2021 and 2020, included herein, are set forth below.

Fee Category	Year Ended March 31, 2021	Year Ended March 31, 2020

Audit Fees	$19,000	$14,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$19,000	$14,000

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

PETROGAS COMPANY

Dated: July 2, 2021	By:	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 2, 2021	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

