Form 10-Q
period 2021-09-30
PetroGas Co
filed 2021-11-09
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

20,048,440 common shares issued and outstanding as of October 27, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2021	2021

ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	14,524	16,103
Accrued interest	157,565	129,774
Advances from related parties	56,120	35,041
Convertible promissory notes, net of debt discount of $0	220,768	220,768
Promissory note	6,962	6,962
Total Current Liabilities	456,261	408,970

Asset retirement obligations	83,580	83,580
Promissory note - related party	42,683	42,683
	126,263	126,263

TOTAL LIABILITIES	582,524	535,233

SHAREHOLDERS’ DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 20,048,440 and *48,440 shares issued and outstanding, respectively	20,048	48
Additional paid in capital	106,452,414	1,472,414
Accumulated deficit	(107,054,986)	(2,007,695)
TOTAL SHAREHOLDERS’ DEFICIT	(582,524)	(535,233)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$-	$-

* retrospectively restated reverse stock split 1:80

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2021	2020

ROYALTY REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Salaries and wages	105,000,000	-	105,000,000	-
Professional fees	9,665	4,500	19,500	12,463
Total operating expenses	105,009,665	4,500	105,019,500	12,463

Loss from Operations	(105,009,665)	(4,500)	(105,019,500)	(12,463)

OTHER EXPENSE
Interest expense	14,915	22,841	27,791	53,231
Total other expense	14,915	22,841	27,791	53,231

NET LOSS	$(105,024,580)	$(27,341)	$(105,047,291)	$(65,694)

NET LOSS PER SHARE, BASIC AND DILUTED	$(43.51)	$(0.56)	$(84.00)	$(1.36)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,414,032	48,440	1,250,626	48,440

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - March 31, 2021	48,440	$48	$1,472,414	$(2,007,695)	$(535,233)
Net loss	-	-	-	(22,711)	(22,711)
*Balance - June 30, 2021	48,440	$48	$1,472,414	$(2,030,406)	$(557,944)
Stock-based compensation	20,000,000	20,000	104,980,000	-	105,000,000
Net loss	-	-	-	(105,024,580)	(105,024,580)
Balance - September 30, 2021	20,048,440	$20,048	$106,452,414	$(107,054,986)	$(582,524)

* retrospectively restated reverse stock split 1:80

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - March 31, 2020	48,440	$48	$1,450,280	$(1,891,154)	$(440,826)
Convertible notes debt discount	-	-	10,000	-	10,000
Net loss	-	-	-	(38,353)	(38,353)
*Balance - June 30, 2020	48,440	$48	$1,460,280	$(1,929,507)	$(469,179)
Convertible notes debt discount	-	-	4,884	-	4,884
Net loss	-	-	-	(27,341)	(27,341)
*Balance - September 30, 2020	48,440	$48	$1,465,164	$(1,956,848)	$(491,636)

* retrospectively restated reverse stock split 1:80

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

 STATEMENT OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,047,291)	$(65,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	24,308
Stock based compensation	105,000,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,579)	(2,421)
Accrued interest	27,791	28,923
Net cash used in Operating Activities	(21,079)	(14,884)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	21,079	-
Issuance of convertible promissory notes	-	14,884
Net cash provided by Financing Activities	21,079	14,884

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Beneficial conversion feature	$-	$14,884

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through September 30, 2021. As of September 30, 2021, the Company has an accumulated deficit of $107,054,986. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the Securities and Exchange Commission on July 2, 2021.

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

Revenue from royalties is recognized as they are earned when collection is reasonably assured. Royalty revenue is recorded in the same period as the sales that generate the royalty payment.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2021 and September 30, 2020, respectively.

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

For the six months ended September 30, 2021 and 2020, net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	22,076,778	21,351,778

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

As at September 30, 2021 and March 31, 2021, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of September 30, 2021 and March 31, 2021, the promissory note payable was $42,683 and $42,683 and accrued interest payable was $15,958 and $12,478, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of September 30, 2021 and March 31, 2021, the promissory note payable was $6,962 and accrued interest payable was $326 and $256, respectively.

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

As of September 30, 2021 and March 31, 2021, the convertible note payable was $220,768 and $220,768 and accrued interest payable was $140,140 and $115,628, respectively.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

On June 11, 2021, a majority of stockholders of our company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to eighty (80) old shares for one (1) new share of common stock. The reverse stock split was approved by FINRA and effectuate on August 31, 2021.

On September 20, 2020, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 to a corporation controlled by the Company’s CEO. (Note 9)

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2021 and 2020, the director of the Company made advancement of $21,079 and $0 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand. As at September 30, 2021 and March 31, 2021, the Company had advances from related parties of $56,120 and $35,041, respectively.

On September 20, 2021, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 based on the Company’s stock trading price at $7.00 per share as compensation the Company director’s salary for the year 2021. During the six months ended September 30, 2021, the Company has recognized $105,000,000 for the January to September 2021 salary

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021 and through the date that these financials were issued, the Company had the following subsequent events:

On October 11, 2021, the Company issued 1,000,000 shares of common stock to repay principal amount of $1,000 of a convertible note.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2021	2020	Changes

Operating Expenses	$105,009,665	$4,500	$105,005,165
Other Expenses	$14,915	$22,841	$(7,926)
Net Loss	$(105,024,580)	$(27,341)	$(104,997,239)

Our net loss for the three months ended September 30, 2021 increased to $105,024,580 from $27,341 for the three months ended September 30, 2020 due to an increase in operating expenses.

Our operating expenses for the three months ended September 30, 2021 increased to $105,009,665 from $4,500 for the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company incurred stock based compensation of $105,000,000 for shares issuance to the Company’s director for January to September 30, 2021 salaries.

Other expenses for the three months ended September 30, 2021 was $14,915 as compared to $22,841 incurred during the three months ended September 30, 2020 related to note interest expense and amortization of note discount.

Six months ended September 30, 2021 compared to six months ended September 30, 2020

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2021	2020	Changes

Operating Expenses	$105,019,500	$12,463	$105,007,037
Other Expenses	$27,791	$53,231	$(25,440)
Net Loss	$(105,047,291)	$(65,694)	$(104,981,597)

Our net loss for the six months ended September 30, 2021 increased to $105,047,291 from $65,694 for the six months ended September 30, 2020 due to an increase in operating expenses.

Our operating expenses for the six months ended September 30, 2021 increased to $105,019,500 from $12,463 for the six months ended September 30, 2020. During the six months ended September 30, 2021, the Company incurred stock based compensation of $105,000,000 for shares issuance to the Company’s director for January to September 30, 2021 salaries.

Other expenses for the six months ended September 30, 2021 was $27,791 as compared to $53,231 incurred during the six months ended September 30, 2020 related to note interest expense and amortization of note discount.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2021 and March 31, 2021, respectively.

Working Capital

	As of	As of
	September 30,	March 31,
	2021	2021	Changes

Current Assets	$-	$-	$-
Current Liabilities	$456,261	$408,970	$47,291
Working Capital (Deficiency)	$(456,261)	$(408,970)	$(47,291)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2021	2020	Changes

Net cash used in Operating Activities	$(21,079)	$(14,884)	$(6,195)
Net cash provided by Financing Activities	$21,079	$14,884	$6,195
Net (decrease) increase in cash and cash equivalents	$-	$-	$-

As of September 30, 2021, we had a working capital deficiency of 456,261 as compared to $408,970 as March 31, 2021. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest during the six months ended September 30, 2021.

Cash Flow from Operating Activities

For the six months ended September 30, 2021, we used $21,079 of cash for operations primarily as a result of the net loss of $105,047,291, decreased by stock based compensation of $105,000,000 and net changes in operating liabilities of $26,212.

For the six months ended September 30, 2020, we used $14,884 of cash for operations primarily as a result of the net loss of $65,694, decreased by amortization of debt discount of $24,308 and a net change in working capital of $26,502.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the six months ended September 30, 2021 and September 30, 2020.

Cash Flow from Financing Activities

For the six months ended September 30, 2021, we had net cash provided by financing activities of $21,079 from director advancement as compared to net cash provided by financing activities from issuance of convertible promissory note of $14,884 during the six months ended September 30, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: November 9, 2021	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

