Form 10-Q
period 2021-12-31
PetroGas Co
filed 2022-01-14
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

(832) 899-8597(Registrant’s telephone number, including area code)

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

21,048,440 common shares issued and outstanding as of January 10, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2021	2021

ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	14,800	16,103
Accrued interest	172,358	129,774
Advances from related parties	61,370	35,041
Convertible promissory notes, net of debt discount of $0	219,768	220,768
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	518,263	451,653

Asset retirement obligations	83,580	83,580
	83,580	83,580

TOTAL LIABILITIES	601,843	535,233

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
21,048,440 and *48,440 shares issued and outstanding, respectively	21,048	48
Additional paid in capital	106,452,414	1,472,414
Accumulated deficit	(107,075,305)	(2,007,695)
TOTAL SHAREHOLDERS' DEFICIT	(601,843)	(535,233)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

ROYALTY REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Salaries and wages	-	-	105,000,000	-
Professional fees	5,525	5,000	25,025	17,338
General and administrative expense	-	-	-	125
Total operating expenses	5,525	5,000	105,025,025	17,463

Loss from Operations	(5,525)	(5,000)	(105,025,025)	(17,463)

OTHER EXPENSE
Interest expense	14,794	22,119	42,585	75,350
Total other expense	14,794	22,119	42,585	75,350

NET LOSS	$(20,319)	$(27,119)	$(105,067,610)	$(92,813)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.56)	$(13.41)	$(1.92)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	20,930,161	48,440	7,837,531	48,440

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - March 31, 2021	48,440	$48	$1,472,414	$(2,007,695)	$(535,233)
Net loss	-	-	-	(22,711)	(22,711)
*Balance - June 30, 2021	48,440	$48	$1,472,414	$(2,030,406)	$(557,944)
Stock-based compensation	20,000,000	20,000	104,980,000	-	105,000,000
Net loss	-	-	-	(105,024,580)	(105,024,580)
Balance - September 30, 2021	20,048,440	$20,048	$106,452,414	$(107,054,986)	$(582,524)
Issuance of shares for note repayment	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(20,319)	(20,319)
Balance - December 31, 2021	21,048,440	$21,048	$106,452,414	$(107,075,305)	$(601,843)

 * retrospectively restated reverse stock split 1:80

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - March 31, 2020	48,440	$48	$1,450,280	$(1,891,154)	$(440,826)
Convertible notes debt discount	-	-	10,000	-	10,000
Net loss	-	-	-	(38,353)	(38,353)
*Balance - June 30, 2020	48,440	$48	$1,460,280	$(1,929,507)	$(469,179)
Convertible notes debt discount	-	-	4,884	-	4,884
Net loss	-	-	-	(27,341)	(27,341)
*Balance - September 30, 2020	48,440	$48	$1,465,164	$(1,956,848)	$(491,636)
Convertible notes debt discount	-	-	7,250	-	7,250
Net loss	-	-	-	(27,119)	(27,119)
*Balance - December 31, 2020	48,440	$48	$1,472,414	$(1,983,967)	$(511,505)

 * retrospectively restated reverse stock split 1:80

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,067,610)	$(92,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	31,558
Stock based compensation	105,000,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,303)	(4,672)
Accrued interest	42,584	43,793
Net cash used in Operating Activities	(26,329)	(22,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	26,329	-
Issuance of convertible promissory notes	-	22,134
Net cash provided by Financing Activities	26,329	22,134

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible note into common shares	$1,000	$-
Beneficial conversion feature	$-	$22,134

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through December 31, 2021. As of December 31, 2021, the Company has an accumulated deficit of $107,075,305. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the Securities and Exchange Commission on July 2, 2021.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2021 and March, 2021, respectively.

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

For the nine months ended December 31, 2021 and 2020, net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	21,976,778	22,076,778

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

As at December 31, 2021 and March 31, 2021, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of December 31, 2021 and March 31, 2021, the promissory note payable was $42,683 and $42,683 and accrued interest payable was $17,572 and $12,478, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,962 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of December 31, 2021 and March 31, 2021, the promissory note payable was $6,962 and accrued interest payable was $361 and $256, respectively.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

On July 10, 2017, a total of $174,000 was assigned from a promissory note to four individuals not related to the Company. Each of the convertible promissory notes has a principal value of $43,500, maturity date of July 10, 2019, bears interest at 4% per annum, and are convertible at a rate of $0.03 per share. On October 6, 2017, the four convertible promissory notes were amended to an interest rate of 0.5% per annum, the maturity date was amended toJuly 10, 2020, and the conversion price was amended to $0.01 per share.

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

On December 31, 2019, the Company entered into a convertible promissory note for $5,454 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $5,454 was expensed upon issuance of the note. On October 11, 2021, the Company issued 1,000,000 shares of common stock for partial repayment of $1,000 of the convertible note. As of December 31, 2021, the outstanding principal amount of the convertible note was $4,454.

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

As of December 31, 2021 and March 31, 2021, the convertible note payable was $219,768 and $220,768 and accrued interest payable was $153,284 and $115,628, respectively.

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

On September 20, 2021, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 to a corporation controlled by the Company’s CEO. (Note 9)

On October 11, 2021, the Company issued 1,000,000 shares of common stock for partial repayment for principal amount of $1,000 of a convertible note of $5,454 issued on December 31, 2019.

As of December 31, 2021 and March 31, 2021, the issued and outstanding common shares was 21,048,440 shares and 48,440 shares, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2021 and 2020, the director of the Company made advancement of $26,329 and $0 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand. As at December 31, 2021 and March 31, 2021, the Company had advances from related parties of $61,370 and $35,041, respectively.

On September 20, 2021, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 based on the Company’s stock trading price at $7.00 per share as compensation the Company director’s salary for the year 2021. During the nine months ended December 31, 2021, the Company has recognized $105,000,000 stock based compensation for the year 2021 salary.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended December 31, 2021 compared to three months ended December 31, 2020

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2021	2020	Changes

Operating Expenses	$5,525	$5,000	$525
Other Expenses	$14,794	$22,119	$(7,325)
Net Loss	$(20,319)	$(27,119)	$6,800

Our net loss for the three months ended December 31, 2021 decreased to $20,319 from $27,119 for the three months ended December 31, 2020 due to a decrease in other expenses.

Other expenses for the three months ended December 31, 2021 was $14,794 as compared to $22,119 incurred during the three months ended December 31, 2020 related to note interest expense and amortization of note discount.

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2021	2020	Changes

Operating Expenses	$105,025,025	$17,463	$105,007,562
Other Expenses	$42,585	$75,350	$(32,765)
Net Loss	$(105,067,610)	$(92,813)	$(104,974,797)

Our net loss for the nine months ended December 31, 2021 increased to $105,067,610 from $92,813 for the nine months ended December 31, 2020 due to an increase in operating expenses.

Our operating expenses for the nine months ended December 31, 2021 increased to $105,025,025 from $17,463 for the nine months ended December 31, 2020. During the nine months ended December 31, 2021, the Company incurred stock based compensation of $105,000,000 for shares issuance to the Company’s director for year 2021 salaries.

Other expenses for the nine months ended December 31, 2021 was $42,285 as compared to $75,350 incurred during the nine months ended December 31, 2020 related to note interest expense and amortization of note discount.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2021 and March 31, 2021, respectively.

Working Capital

	As of	As of
	December 31,	March 31,
	2021	2021	Changes

Current Assets	$-	$-	$-
Current Liabilities	$518,263	$451,653	$66,610
Working Capital (Deficiency)	$(518,263)	$(451,653)	$(66,610)

As of December 31, 2021, we had a working capital deficiency of 518,263 as compared to $408,970 as March 31, 2021. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest during the nine months ended December 31, 2021.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2021	2020	Changes

Net cash used in Operating Activities	$(26,329)	$(22,134)	$(4,195)
Net cash provided by Financing Activities	$26,329	$22,134	$4,195
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the nine months ended December 31, 2021, we used $26,329 of cash for operations primarily as a result of the net loss of $105,067,610, decreased by stock based compensation of $105,000,000 and net changes in operating liabilities of $41,281.

For the nine months ended December 31, 2020, we used $22,134 of cash for operations primarily as a result of the net loss of $92,813, decreased by amortization of debt discount of $31,558 and a net change in working capital of $16,987.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the nine months ended December 31, 2021 and December 31, 2020.

Cash Flow from Financing Activities

For the nine months ended December 31, 2021, we had net cash provided by financing activities of $26,329 from director advancement as compared to net cash provided by financing activities from issuance of convertible promissory note of $22,134 during the nine months ended December 31, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: January 14, 2022	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

