Form 10-Q
period 2022-06-30
PetroGas Co
filed 2022-08-01
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

21,048,440 common shares issued and outstanding as of July 21, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	16,145	17,845
Accrued interest	201,430	186,814
Advances from related party	84,174	67,574
Convertible promissory notes, net of debt discount of $0	219,768	219,768
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	571,484	541,968

Asset retirement obligations	83,580	83,580
	83,580	83,580

TOTAL LIABILITIES	655,064	625,548

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
21,048,440 shares issued and outstanding	21,048	21,048
Additional paid in capital	141,452,414	141,452,414
Accumulated deficit	(142,128,526)	(142,099,010)
TOTAL SHAREHOLDERS' DEFICIT	(655,064)	(625,548)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2022	2021

ROYALTY REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	14,900	8,460
General and administrative expense	-	1,375
Total operating expenses	14,900	9,835

Loss from Operations	(14,900)	(9,835)

OTHER EXPENSE
Interest expense	14,616	12,876
Total other expense	14,616	12,876

NET LOSS	$(29,516)	$(22,711)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,048,440	48,431

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2022	21,048,440	$21,048	$141,452,414	$(142,099,010)	$(625,548)
Net loss	-	-	-	(29,516)	(29,516)
Balance - June 30, 2022	21,048,440	$21,048	$141,452,414	$(142,128,526)	$(655,064)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - March 31, 2021	48,431	$48	$1,472,414	$(2,007,695)	$(535,233)
Net loss	-	-	-	(22,711)	(22,711)
*Balance - June 30, 2021	48,431	$48	$1,472,414	$(2,030,406)	$(557,944)

*retrospectively restated reverse stock split 1:80

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(29,516)	$(22,711)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,700)	(2,415)
Accrued interest	14,616	12,876
Net cash used in Operating Activities	(16,600)	(12,250)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	16,600	12,250
Net cash provided by Financing Activities	16,600	12,250

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through June 30, 2022. As of June 30, 2022, the Company has an accumulated deficit of $142,128,526. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the Securities and Exchange Commission on June 27, 2022.

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

For the three months ended June 30, 2022 and 2021, net loss per shares as the result of the computation was anti-dilutive:

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

As at June 30, 2022 and March 31, 2022, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of June 30, 2022 and March 31, 2022, the promissory note payable was $42,683 and accrued interest payable was $20,746 and $19,150, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of June 30, 2022 and March 31, 2022, the promissory note payable was $6,963 and accrued interest payable was $430 and $395, respectively.

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

 As of June 30, 2022 and March 31, 2022, the convertible note payable was $219,768 and $219,768 and accrued interest payable was $179,111 and $126,127, respectively.

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

As of June 30, 2022 and March 31, 2022, the issued and outstanding common shares were 21,048,440 shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022 and 2021, the Director of the Company made advancement of $16,600 and $12,250 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

On September 20, 2021, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 based on the Company’s stock trading price at $7.00 per share as compensation the Company director’s salary for the year 2021. During the nine months ended December 31, 2021, the Company has recognized $105,000,000 stock based compensation for the year 2021 salary.

As at June 30, 2022 and March 31, 2022, the Company had advances from related parties of $84,174 and $67,574, respectively.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Changes

Operating Expenses	$14,900	$9,835	$5,065
Other Expenses	$14,616	$12,876	$1,740
Net Loss	$(29,516)	$(22,711)	$(6,805)

Our net loss for the three months ended June 30, 2022 increased to $29,516 from $22,711 for the three months ended June 30, 2021 due to an increase in operating expenses and other expenses.

Our operating expenses for the three months ended June 30, 2022 increased to $14,616 from $12,876 for the three months ended June 30, 2021 due to an increase in professional fees.

Other expenses for the three months ended June 30, 2022 was $14,616 as compared to $12,876 incurred during the three months ended June 30, 2021 related to note interest expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2022 and March 31, 2022, respectively.

Working Capital

	As of	As of
	June 30,	March 31,
	2022	2022	Changes

Current Assets	$-	$-	$-
Current Liabilities	$571,484	$541,968	$29,516
Working Capital (Deficiency)	$(571,484)	$(541,968)	$(29,516)

As of June 30, 2022, we had a working capital deficiency of 571,484 as compared to $541,968 as March 31, 2022. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest during the nine months ended June 30, 2022.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Changes

Net cash used in Operating Activities	$(16,600)	$(12,250)	$(4,350)
Net cash provided by Financing Activities	$16,600	$12,250	$4,350
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the three months ended June 30, 2022, we used $16,600 of cash for operations primarily as a result of the net loss of $29,516, decreased by net changes in operating liabilities of $12,916.

For the three months ended June 30, 2021, we used $12,250 of cash for operations primarily as a result of the net loss of $22,711, decreased by net changes in operating liabilities of $10,461.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the three months ended June 30, 2022 and 2021.

Cash Flow from Financing Activities

For the three months ended June 30, 2022 and 2021, we had net cash provided by financing activities of $16,600 and 12,250 from director advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: August 1, 2022	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

