Form 10-Q
period 2022-12-31
PetroGas Co
filed 2023-02-08
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

21,048,440 common shares issued and outstanding as of January 20, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	14,718	17,845
Accrued interest	230,983	186,814
Advances from related party	95,151	67,574
Convertible promissory notes, net of debt discount of $0	219,768	219,768
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	610,587	541,968

Asset retirement obligations	83,580	83,580
	83,580	83,580

TOTAL LIABILITIES	694,167	625,548

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
21,048,440 shares issued and outstanding	21,048	21,048
Additional paid in capital	141,452,414	141,452,414
Accumulated deficit	(142,167,629)	(142,099,010)
TOTAL SHAREHOLDERS' DEFICIT	(694,167)	(625,548)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

OPERATING EXPENSES
Salaries and wages	$-	$-	$-	$105,000,000
Professional fees	4,750	5,525	24,400	25,025
General and administrative expense	-	-	50	-
Total operating expenses	4,750	5,525	24,450	105,025,025

Loss from Operations	(4,750)	(5,525)	(24,450)	(105,025,025)

OTHER EXPENSE
Interest expense	14,776	14,794	44,169	42,585
Total other expense	14,776	14,794	44,169	42,585

NET LOSS	$(19,526)	$(20,319)	$(68,619)	$(105,067,610)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(13.41)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,048,440	20,930,161	21,048,440	7,837,531

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

Three months and Nine months ended December 31, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2022	21,048,440	$21,048	$141,452,414	$(142,099,010)	$(625,548)
Net loss	-	-	-	(29,516)	(29,516)
Balance - June 30, 2022	21,048,440	$21,048	$141,452,414	$(142,128,526)	$(655,064)
Net loss	-	-	-	(19,577)	(19,577)
Balance - September 30, 2022	21,048,440	$21,048	$141,452,414	$(142,148,103)	$(674,641)
Net loss	-	-	-	(19,526)	(19,526)
Balance - December 31, 2022	21,048,440	$21,048	$141,452,414	$(142,167,629)	$(694,167)

Three months and Nine months ended December 31, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	48,440	$48	$1,472,414	$(2,007,695)	$(535,233)
Net loss	-	-	-	(22,711)	(22,711)
Balance - June 30, 2021	48,440	$48	$1,472,414	$(2,030,406)	$(557,944)
Stock-based compensation	20,000,000	20,000	104,980,000	-	105,000,000
Net loss	-	-	-	(105,024,580)	(105,024,580)
Balance - September 30, 2021	20,048,440	$20,048	$106,452,414	$(107,054,986)	$(582,524)
Issuance of shares for note repayment	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(20,319)	(20,319)
Balance - December 31, 2021	21,048,440	$21,048	$106,452,414	$(107,075,305)	$(601,843)

* retrospectively restated reverse stock split 1:80

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(68,619)	$(105,067,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	105,000,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,127)	(1,303)
Accrued interest	44,169	42,584
Net cash used in Operating Activities	(27,577)	(26,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	27,577	26,329
Net cash provided by Financing Activities	27,577	26,329

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through December 31, 2022. As of December 31, 2022, the Company has an accumulated deficit of $142,167,629. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the Securities and Exchange Commission on June 27, 2022.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2022 and 2021, respectively.

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

For the nine months ended December 31, 2022 and 2021, net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	21,976,778	21,976,778

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

As of December 31, 2022 and March 31, 2022, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of December 31, 2022 and March 31, 2022, the promissory note payable was $42,683 and accrued interest payable was $23,974 and $19,150, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of December 31, 2022 and March 31, 2022, the promissory note payable was $6,963 and accrued interest payable was $500 and $395, respectively.

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

A debt discount on the notes was recognized of $174,000. During the year ended March 31, 2022 and 2021, a total of $0 and $31,558 of the debt discount has been amortized and recorded in interest expense, respectively. As of December 31, 2022, the unamortized amount of the debt discounts has been fully amortized.

On December 31, 2017, the Company entered into a convertible promissory note for $9,230 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,230 was expensed upon issuance of the note. On March 12, 2019, the note holder sold to three unaffiliated parties an interest in the note equal to the principal amount of $1,900 each. On May 1, 2019, total principal amount of $5,700 of the three $1,900 convertible notes was converted to 570,000 shares of common stock.

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

 As of December 31, 2022 and March 31, 2022, the convertible note payable was $219,768 and $219,768 and accrued interest payable was $205,367 and $166,127, respectively.

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

As of December 31, 2022 and March 31, 2022, the issued and outstanding common shares were 21,048,440 shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2022 and 2021, the Director of the Company made advancement of $27,577 and $26,329 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

On September 20, 2021, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 based on the Company’s stock trading price at $7.00 per share as compensation the Company director’s salary for the year 2021. During the nine months ended December 31, 2021, the Company has recognized $105,000,000 stock based compensation for the year 2021 salary.

As at December 31, 2022 and March 31, 2022, the Company had advances from related parties of $95,151 and $67,574, respectively.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended December 31, 2022 compared to three months ended December 31, 2021

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021	Changes

Operating Expenses	$4,750	$5,525	$(775)
Other Expenses	$14,776	$14,794	$(18)
Net Loss	$(19,526)	$(20,319)	$793

Our net loss for the three months ended December 31, 2022 decreased to $19,526 from $20,319 for the three months ended December 31, 2021.

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2022	2021	Changes

Operating Expenses	$24,450	$105,025,025	$(105,000,575)
Other Expenses	$44,169	$42,585	$1,584
Net Loss	$(68,619)	$(105,067,610)	$104,998,991

Our net loss for the nine months ended December 31, 2022 decreased to $68,619 from $105,067,610 for the nine months ended December 31, 2021. During the nine months ended December 31, 2021, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 the Company’s CEO.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2022 and March 31, 2022, respectively.

Working Capital

	As of	As of
	December 31,	March 31,
	2022	2022	Changes

Current Assets	$-	$-	$-
Current Liabilities	$610,587	$541,968	$68,619
Working Capital (Deficiency)	$(610,587)	$(541,968)	$(68,619)

As of December 31, 2022, we had a working capital deficiency of 610,587 as compared to $541,968 as March 31, 2022. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest during the nine months ended December 31, 2022.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2022	2021	Changes

Net cash used in Operating Activities	$(27,577)	$(26,329)	$(1,248)
Net cash provided by Financing Activities	$27,577	$26,329	$1,248
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the nine months ended December 31, 2022, we used $27,577 of cash for operations primarily as a result of the net loss of $68,619, decreased by net changes in operating liabilities of $41,042.

For the nine months ended December 31, 2021, we used $26,329 of cash for operations primarily as a result of the net loss of $105,067,610, decreased by stock based compensation of $105,000,000 and net changes in operating liabilities of $41,281.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the nine months ended December 31, 2022 and 2021.

Cash Flow from Financing Activities

For the nine months ended December 31, 2022 and 2021, we had net cash provided by financing activities of $27,577 and 26,329 from director advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: February 8, 2023	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

