Form 10-K
period 2023-03-31
PetroGas Co
filed 2023-07-10
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2022, was $393,085 based on a $0.39 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

21,048,440 shares of common stock as of June 21, 2023.

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

Holders

As of June 21, 2023, we had 9 shareholders of record of our common stock with 21,048,440 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2023.

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

Fiscal Years Ended March 31, 2023 and 2022

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2023 and 2022 and accompanying notes appended thereto that are included in this annual report.

Results of Operations

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2023	2022	Changes

Operating Expenses	$43,950	$140,034,275	$(139,990,325)
Other Expenses	$58,625	$57,040	$1,585
Net Loss	$(102,575)	$(140,091,315)	$139,988,740

We did not recognize any revenue during the year ended March 31, 2023 and 2022.

Our net loss for the year ended March 31, 2023 decreased to $102,575 from $140,091,315 for the year ended March 31, 2022 due to the decrease in operating expenses. During the year ended March 31, 2022, our company incurred stock based compensation of $140,000,000 for issuance of common shares to our Director for management services.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2023	2022	Changes

Current Assets	$-	$-	$-
Current Liabilities	$644,543	$541,968	$102,575
Working Capital (Deficiency)	$(644,543)	$(541,968)	$(102,575)

 Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2023	2022	Changes

Net cash used in Operating Activities	$(33,600)	$(32,533)	$(1,067)
Net cash provided by Financing Activities	$33,600	$32,533	$1,067
Net changes in cash and cash equivalents	$-	$-	$-

As of March 31, 2023, we had a negative working capital of $644,543, as compared to a negative working capital of $541,968 as of March 31, 2022. The increase in working capital deficiency is attributed to the increase in amount due to the director of the Company and accrued interest.

Cash Flow from Operating Activities

For the year ended March 31, 2023, we used $33,600 of cash for operations primarily as a result of the net loss of $102,575, offset by net changes in operating assets and liabilities of $68,975.

For the year ended March 31, 2022, we used $32,533 of cash for operations primarily as a result of the net loss of $140,091,315, offset by stock based compensation of $140,000,000 and net changes in operating assets and liabilities of $58,782.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the year ended March 31, 2023 and 2022.

Cash Flow from Financing Activities

For the year ended March 31, 2023 and 2022, we had $33,600 and $32,533 in net cash provided by financing activities received from advancement from the director of the Company, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of PetroGas Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PetroGas Company (the "Company") as of March 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2015

Lakewood, CO

July 10, 2023

PETROGAS COMPANY

BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	28,195	17,845
Accrued interest	245,439	186,814
Advances from related party	101,174	67,574
Convertible promissory notes, net of debt discount of $0	219,768	219,768
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	644,543	541,968

Asset retirement obligations	83,580	83,580
	83,580	83,580

TOTAL LIABILITIES	728,123	625,548

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
21,048,440 shares issued and outstanding	21,048	21,048
Additional paid in capital	141,452,414	141,452,414
Accumulated deficit	(142,201,585)	(142,099,010)
TOTAL SHAREHOLDERS' DEFICIT	(728,123)	(625,548)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2023	2022

OPERATING EXPENSES
Salaries and wages	$-	$140,000,000
Professional fees	43,900	34,275
General and administrative expense	50	-
Total operating expenses	43,950	140,034,275

Loss from Operations	(43,950)	(140,034,275)

OTHER EXPENSE
Interest expense	58,625	57,040
Total other expense	58,625	57,040

NET LOSS	$(102,575)	$(140,091,315)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(12.63)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,048,440	11,095,016

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEAR ENDED MARCH 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - March 31, 2021	48,440	$48	$1,472,414	$(2,007,695)	$(535,233)
Stock-based compensation	20,000,000	20,000	139,980,000	-	140,000,000
Issuance of shares for note repayment	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(140,091,315)	(140,091,315)
Balance - March 31, 2022	21,048,440	$21,048	$141,452,414	$(142,099,010)	$(625,548)
Net loss	-	-	-	(102,575)	(102,575)
Balance - March 31, 2023	21,048,440	$21,048	$141,452,414	$(142,201,585)	$(728,123)

* retrospectively restated reverse stock split 1:80

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Year Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(102,575)	$(140,091,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	140,000,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,350	1,742
Accrued interest	58,625	57,040
Net cash used in Operating Activities	(33,600)	(32,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	33,600	32,533
Net cash provided by Financing Activities	33,600	32,533

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$-	$1,000

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2023. As of March 31, 2023, the Company has an accumulated deficit of $142,201,585. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as March 31, 2023 and December 31, 2022, respectively.

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

For the year ended March 31, 2023 and 2022, net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	21,976,778	21,976,778

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

As of March 31, 2023 and March 31, 2022, a total of $83,580 is recorded as asset retirement obligations, respectively

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

On December 31, 2019, the maturity dates of the notes were extended for three years to December 31, 2022 and the interest rate was amended to 15% per annum. As of March 31, 2023, the promissory note is at default.

As of March 31, 2023 and March 31, 2022, the promissory note payable was $42,683 and accrued interest payable was $25,553 and $19,150, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. As of March 31, 2023, the note is at default.

As of March 31, 2023 and March 31, 2022, the promissory note payable was $6,963 and accrued interest payable was $534 and $395, respectively.

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

A debt discount on the notes was recognized of $174,000. During the year ended March 31, 2022 and 2021, a total of $0 and $31,558 of the debt discount has been amortized and recorded in interest expense, respectively. As of March 31, 2023, the unamortized amount of the debt discounts has been fully amortized.

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

 As of March 31, 2023 and March 31, 2022, the convertible note payable was $219,768 and $219,768 and accrued interest payable was $218,211 and $166,127, respectively.

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

As of March 31, 2023 and March 31, 2022, the issued and outstanding common shares were 21,048,440 shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2023 and 2022, the Director of the Company made advancement of $33,600 and $32,533 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

On September 20, 2021, the Company issued 20,000,000 shares of restricted common stock valued at $140,000,000 based on the Company’s stock trading price at $7.00 per share as compensation the Company director’s salary for the year 2021. During the year ended March 31, 2022, the Company has recognized $105,000,000 stock based compensation for the year 2021 salary.

As at March 31, 2023 and March 31, 2022, the Company had advances from related parties of $101,174 and $67,574, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2023 and 2022, are as follows:

	March 31,	March 31,
	2023	2022
Net operating loss carryforward	$2,111,585	$2,009,010
Effective tax rate	21%	21%
Deferred tax asset	443,433	421,892
Less: Valuation allowance	(443,433)	(421,892)
Net deferred asset	$-	$-

As of March 31, 2023, the Company had approximately $2.1 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carryforward for twenty years, whereas NOLs generated after March 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2023 are subject to review by the tax authorities.

NOTE 11– RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 12- SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2023, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2023.

The matters involving internal controls and procedures that our company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2023.

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

20

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended March 31, 2023 and March 31, 2022.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)

Haung Yu President,	2023	-	-	-	-	-	-	-		-
Secretary, Treasurer and Director	2022	-	-	-	-	-	-	140,000,000	(1)	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 21, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Huang Yu 2800 Post Oak Boulevard, Suite 4100 Houston TX 77056	20,037,500	95%
Directors and Executive Officers as a Group	20,037,500	95%

 _______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 21, 2023. As of June 21, 2023, there were 21,048,440 shares of our common stock issued and outstanding.

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

During the year ended March 31, 2023 and 2022, the Director of the Company made advancement of $33,600 and $32,533 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our independent auditors, B F Borgers CPA PC, for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2023 and 2022, included herein, are set forth below.

Fee Category	Year Ended March 31, 2023	Year Ended March 31, 2022

Audit Fees	$35,000	$22,460
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$35,000	$22,460

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

PETROGAS COMPANY

Dated: July 10, 2023	By:	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 10, 2023	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

