Form 10-K
period 2024-03-31
PetroGas Co
filed 2024-06-26
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2023, was $532,107 based on a $0.18 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

22,996,680 shares of common stock as of June 20, 2024.

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

On February 6, 2024, we acquired an oil and gas lease in Tarrant County, Texas. The lease covers 12.1 acres of land located in the Robert R Ramey Survey and is for a period of 1.5 years.

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

Holders

As of May 29, 2024, we had 9 shareholders of record of our common stock with 22,996,680 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2024.

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

Our company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of our company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable our company to reach profitable operations. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans

Fiscal Years Ended March 31, 2024 and 2023

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2024 and 2023 and accompanying notes appended thereto that are included in this annual report.

Results of Operations

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2024	2023	Changes

Operating Expenses	$38,040	$43,950	$(5,910)
Other Expenses	$52,548	$58,625	$(6,077)
Net Loss	$(90,588)	$(102,575)	$11,987

We did not recognize any revenue during the year ended March 31, 2024 and 2023.

Our net loss for the year ended March 31, 2024 decreased to $90,588 from $102,575 for the year ended March 31, 2023 due to the decrease in professional fees and interest expense.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2024	2023	Changes

Current Assets	$-	$-	$-
Current Liabilities	$715,648	$644,543	$71,105
Working Capital (Deficiency)	$(715,648)	$(644,543)	$(71,105)

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2024	2023	Changes

Net cash used in Operating Activities	$(42,167)	$(33,600)	$(8,567)
Net cash provided by Financing Activities	$42,167	$33,600	$8,567
Net changes in cash and cash equivalents	$-	$-	$-

As of March 31, 2024, we had a negative working capital of $715,648, as compared to a negative working capital of $644,543 as of March 31, 2023. The increase in working capital deficiency is attributed to the increase in amount due to the director of the Company and accrued interest.

Cash Flow from Operating Activities

For the year ended March 31, 2024, we used $42,167 of cash for operations primarily as a result of the net loss of $90,588, offset by net changes in operating assets and liabilities of $48,421.

For the year ended March 31, 2023, we used $33,600 of cash for operations primarily as a result of the net loss of $102,575, offset by net changes in operating assets and liabilities of $68,975.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the year ended March 31, 2024 and 2023.

Cash Flow from Financing Activities

For the year ended March 31, 2024 and 2023, we had $42,167 and $33,600 in net cash provided by financing activities received from advancement from the director of the Company, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

PETROGAS COMPANY.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Petrogas Company (the ‘Company’) as of March 31, 2024, and 2023, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended March 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended March 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $142,292,173, net loss of $90,558 and a negative working capital of $715,648. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/s/Olayinka Oyebola

OLAYINKA OYEBOLA & CO. (5968)

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

June 24, 2024

PETROGAS COMPANY

BALANCE SHEETS

	March 31,	March 31,
	2024	2023
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	24,068	28,195
Accrued interest	297,986	245,439
Advances from related party	143,341	101,174
Convertible promissory notes, net of debt discount	200,286	219,768
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	715,648	644,543

Asset retirement obligations	83,580	83,580
	83,580	83,580

TOTAL LIABILITIES	799,228	728,123

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 22,996,680 shares and 21,048,440 shares issued and outstanding, respectively	22,997	21,048
Additional paid in capital	141,469,948	141,452,414
Accumulated deficit	(142,292,173)	(142,201,585)
TOTAL SHAREHOLDERS' DEFICIT	(799,228)	(728,123)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2024	2023

OPERATING EXPENSES
Oil exploration cost	$900	$-
Professional fees	37,140	43,900
General and administrative expense	-	50
Total operating expenses	38,040	43,950

Loss from Operations	(38,040)	(43,950)

OTHER EXPENSE
Interest expense	52,548	58,625
Total other expense	52,548	58,625

NET LOSS	$(90,588)	$(102,575)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,455,001	21,048,440

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2022	21,048,440	$21,048	$141,452,414	$(142,099,010)	$(625,548)
Net loss	-	-	-	(102,575)	(102,575)
Balance - March 31, 2023	21,048,440	$21,048	$141,452,414	$(142,201,585)	$(728,123)
Issuance of common stock for note conversion	1,948,240	1,949	17,534	-	19,483
Net loss	-	-	-	(90,588)	(90,588)
Balance - March 31, 2024	22,996,680	$22,997	$141,469,948	$(142,292,173)	$(799,228)

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Year Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(90,588)	$(102,575)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,126)	10,350
Accrued interest	52,547	58,625
Net cash used in Operating Activities	(42,167)	(33,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	42,167	33,600
Net cash provided by Financing Activities	42,167	33,600

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$19,483	$-

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2024. As of March 31, 2024, the Company has an accumulated deficit of $142,292,173. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as March 31, 2024 and 2023, respectively.

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

For the year ended March 31, 2024 and 2023, net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	20,028,538	21,976,778

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. (See Note 10)

Recent Accounting Pronouncements

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

As of March 31, 2024 and 2023, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of March 31, 2024 and 2023, the promissory note payable was $42,683 and accrued interest payable was $31,972 and $25,552, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of March 31, 2024 and 2023, the promissory note payable was $6,963 and accrued interest payable was $674 and $534, respectively.

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

A debt discount on the notes was recognized of $174,000. As of March 31, 2024, the unamortized amount of the debt discounts has been fully amortized.

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

On September 30, 2019, the Company entered into a convertible promissory note for $9,483 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,483 was expensed upon issuance of the note. During the year ended March 31, 2024, the Company issued 948,240 shares of common stock for the conversion of the note of $9,483.

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

On June 30, 2020, the Company entered into a convertible promissory note for $10,000 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 35% per annum, and is convertible at $0.01 per share. The debt discount of $10,000 was expensed upon issuance of the note. During the year ended March 31, 2024, the Company issued 1,000,000 shares of common stock for the conversion of the note of $10,000.

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

As of March 31, 2024 and 2023, the convertible note payable was $200,286 and accrued interest payable was $264,198 and $218,210 respectively.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

During the year ended March 31, 2024 and 2023, the Company issued 1,948,240 shares of common stock for the conversion of convertible notes of $19,483.

As of March 31, 2024 and 2023, the issued and outstanding common shares were 22,996,680 shares and 21,048,440 shares, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2024 and 2023, the Director of the Company made advancement of $42,167 and $33,600 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As at March 31, 2024 and 2023, the Company had advances from related parties of $143,341 and $101,174 respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2024 and 2023, are as follows:

	March 31,	March 31,
	2024	2023
Net operating loss carryforward	$2,202,173	$2,111,585
Effective tax rate	21%	21%
Deferred tax asset	462,456	443,433
Less: Valuation allowance	(462,456)	(443,433)
Net deferred asset	$-	$-

As of March 31, 2024, the Company had approximately $2.1 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carryforward for twenty years, whereas NOLs generated after March 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2024 are subject to review by the tax authorities.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2024, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2024.

The matters involving internal controls and procedures that our company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2024.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended March 31, 2024 and March 31, 2023.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Haung Yu President,	2024	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2023	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 20, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Huang Yu 2800 Post Oak Boulevard, Suite 4100 Houston TX 77056	20,037,500	87%
Directors and Executive Officers as a Group	20,037,500	87%

 _______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 20, 2024. As of June 20, 2024, there were 22,996,680 shares of our common stock issued and outstanding.

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

During the year ended March 31, 2024 and 2023, the Director of the Company made advancement of $42,167 and $33,600 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 22, 2024, the Company dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm. The Company’s audit committee unanimously approved the decision to dismiss BF Borgers. There have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) and no “reportable event” occurred (as that term is defined in Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended March 31, 2023 and the subsequent interim period up to and including the date of BF Borgers’ dismissal between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for those periods. On May 24, 2024, the Company appointed Olayinka Oyebola & Co, Chartered Accountants (“OOC”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2024 and 2023, included herein, are set forth below.

BF Borgers.CPA PC

Fee Category	Year Ended March 31, 2024	Year Ended March 31, 2023

Audit Fees	$-	$22,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$22,000

Olayinka Oyebola & Co, Chartered Accountants

Fee Category	Year Ended March 31, 2024	Year Ended March 31, 2023

Audit Fees	$6,000	$6,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$6,000	$6,000

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

PETROGAS COMPANY

Dated: June 26, 2024	By:	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2024	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

