Form 10-Q
period 2024-06-30
PetroGas Co
filed 2024-07-31
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

22,996,680 common shares issued and outstanding as of July 22, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	June 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	22,385	24,068
Accrued interest	310,430	297,986
Advances from related party	152,371	143,341
Convertible promissory notes, net of debt discount	200,286	200,286
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	735,439	715,648

Asset retirement obligations	83,580	83,580
	83,580	83,580

TOTAL LIABILITIES	819,019	799,228

SHAREHOLDERS’ DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 22,996,680 shares issued and outstanding	22,997	22,997
Additional paid in capital	141,469,948	141,469,948
Accumulated deficit	(142,311,964)	(142,292,173)
TOTAL SHAREHOLDERS’ DEFICIT	(819,019)	(799,228)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023

OPERATING EXPENSES
Professional fees	$7,348	$10,650
Total operating expenses	7,348	10,650

Loss from Operations	(7,348)	(10,650)

OTHER EXPENSE
Interest expense	12,443	14,616
Total other expense	12,443	14,616

NET LOSS	$(19,791)	$(25,266)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,996,680	21,048,440

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

Three Months Ended June 30, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2024	22,996,680	$22,997	$141,469,948	$(142,292,173)	$(799,228)
Net loss	-	-	-	(19,791)	(19,791)
Balance - June 30, 2024	22,996,680	$22,997	$141,469,948	$(142,311,964)	$(819,019)

Three Months Ended June 30, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2023	21,048,440	$21,048	$141,452,414	$(142,201,585)	$(728,123)
Net loss	-	-	-	(25,266)	(25,266)
Balance - June 30, 2023	21,048,440	$21,048	$141,452,414	$(142,226,851)	$(753,389)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,791)	$(25,266)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,683)	650
Accrued interest	12,444	14,616
Net cash used in Operating Activities	(9,030)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	9,030	10,000
Net cash provided by Financing Activities	9,030	10,000

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through June 30, 2024. As of June 30, 2024, the Company has an accumulated deficit of $142,311,964. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the Securities and Exchange Commission on June 24, 2024.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as June 30, 2024 and March 31, 2024, respectively.

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

For the three months ended June 30, 2024 and 2023, net loss per shares as the result of the computation was anti-dilutive:

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

As of June 30, 2024 and March 31, 2024, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of June 30, 2024 and March 31, 2024, the promissory note payable was $42,683 and accrued interest payable was $33,569 and $31,972, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of June 30, 2024 and March 31, 2024, the promissory note payable was $6,963 and accrued interest payable was $709 and $674, respectively.

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

As of June 30, 2024 and March 31, 2024, the convertible note payable was $200,286 and accrued interest payable was $275,010 and $264,198 respectively.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

During the year ended March 31, 2024 and 2023, the Company issued 1,948,240 shares of common stock for the conversion of convertible notes of $19,483.

As of June 30, 2024 and March 31, 2024, the issued and outstanding common shares were 22,996,680 shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2024 and 2023, the Director of the Company made advancement of $9,030 and $10,000 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As at June 30, 2024 and March 31, 2024, the Company had advances from related parties of $152,371 and $143,341 respectively.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2024	2023	Changes

Operating Expenses	$7,348	$10,650	$(3,302)
Other Expenses	$12,443	$14,616	$(2,173)
Net Loss	$(19,791)	$(25,266)	$5,475

Our net loss for the three months ended June 30, 2024 decreased to $19,791 from $25,266 for the three months ended June 30, 2023 due to the decrease in professional fees and note interest expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2024 and March 31, 2024, respectively.

Working Capital

	As of	As of
	June 30,	March 31,
	2024	2024	Changes

Current Assets	$-	$-	$-
Current Liabilities	$735,439	$715,648	$19,791
Working Capital (Deficiency)	$(735,439)	$(715,648)	$(19,791)

As of June 30, 2024, we had a working capital deficiency of 735,439 as compared to $715,648 as March 31, 2024. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2024	2023	Changes

Net cash used in Operating Activities	$(9,030)	$(10,000)	$970
Net cash provided by Financing Activities	$9,030	$10,000	$(970)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the three months ended June 30, 2024, we used $9,030 of cash for operations primarily as a result of the net loss of $19,791 decreased by net changes in operating liabilities of $10,761.

For the three months ended June 30, 2023, we used $10,000 of cash for operations primarily as a result of the net loss of $25,266 decreased by net changes in operating liabilities of $25,266.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the three months ended June 30, 2024 and 2023.

Cash Flow from Financing Activities

For the three months ended June 30, 2024 and 2023, we had net cash provided by financing activities of $9,030 and $10,000 from director advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30 ,2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: July 31, 2024	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

