Form 10-Q
period 2024-09-30
PetroGas Co
filed 2024-11-06
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

22,996,680 common shares issued and outstanding as of October 21, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	September 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	15,068	24,068
Accrued interest	323,009	297,986
Advances from related party	167,239	143,341
Convertible promissory notes, net of debt discount	200,286	200,286
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	755,569	715,648

Asset retirement obligations	83,580	83,580
	83,580	83,580

TOTAL LIABILITIES	839,149	799,228

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
22,996,680 shares issued and outstanding	22,997	22,997
Additional paid in capital	141,469,948	141,469,948
Accumulated deficit	(142,332,094)	(142,292,173)
TOTAL SHAREHOLDERS' DEFICIT	(839,149)	(799,228)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

OPERATING EXPENSES
Professional fees	$7,550	$5,640	$14,898	$16,290
Total operating expenses	7,550	5,640	14,898	16,290

Loss from Operations	(7,550)	(5,640)	(14,898)	(16,290)

OTHER EXPENSE
Interest expense	12,580	12,909	25,023	27,525
Total other expense	12,580	12,909	25,023	27,525

NET LOSS	$(20,130)	$(18,549)	$(39,921)	$(43,815)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,996,680	22,750,304	22,996,680	21,913,322

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Six Months Ended September 30, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2024	22,996,680	$22,997	$141,469,948	$(142,292,173)	$(799,228)
Net loss	-	-	-	(19,791)	(19,791)
Balance - June 30, 2024	22,996,680	$22,997	$141,469,948	$(142,311,964)	$(819,019)
Net loss	-	-	-	(20,130)	(20,130)
Balance - September 30, 2024	22,996,680	$22,997	$141,469,948	$(142,332,094)	$(839,149)

Six Months Ended September 30, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2023	21,048,440	$21,048	$141,452,414	$(142,201,585)	$(728,123)
Net loss	-	-	-	(25,266)	(25,266)
Balance - June 30, 2023	21,048,440	$21,048	$141,452,414	$(142,226,851)	$(753,389)
Issuance of common stock for note conversion	1,948,240	1,949	17,534	-	19,483
Net loss	-	-	-	(18,549)	(18,549)
Balance - September 30, 2023	22,996,680	$22,997	$141,469,948	$(142,245,400)	$(752,455)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(39,921)	$(43,815)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,000)	(16,376)
Accrued interest	25,023	27,524
Net cash used in Operating Activities	(23,898)	(32,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	23,898	32,667
Net cash provided by Financing Activities	23,898	32,667

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$-	$19,482

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through September 30, 2024. As of September 30, 2024, the Company has an accumulated deficit of $142,332,094. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the Securities and Exchange Commission on June 24, 2024.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2024 and March 31, 2024, respectively.

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

For the six months ended September 30, 2024 and 2023, net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	20,028,538	20,028,538

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

As of September 30, 2024 and March 31, 2024, a total of $83,580 is recorded as asset retirement obligations, respectively

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

As of September 30, 2024 and March 31, 2024, the promissory note payable was $42,683 and accrued interest payable was $35,182 and $31,972, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of September 30, 2024 and March 31, 2024, the promissory note payable was $6,963 and accrued interest payable was $744 and $674, respectively.

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

As of September 30, 2024 and March 31, 2024, the convertible note payable was $200,286 and accrued interest payable was $285,941 and $264,198 respectively.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

During the year ended March 31, 2024 and 2023, the Company issued 1,948,240 shares of common stock for the conversion of convertible notes of $19,483.

As of September 30, 2024 and March 31, 2024, the issued and outstanding common shares were 22,996,680 shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2024 and 2023, the Director of the Company made advancement of $23,898 and $32,667 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As at September 30, 2024 and March 31, 2024, the Company had advances from related parties of $167,239 and $143,341 respectively.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2024	2023	Changes

Operating Expenses	$7,550	$5,640	$1,910
Other Expenses	$12,580	$12,909	$(329)
Net Loss	$(20,130)	$(18,549)	$(1,581)

Our net loss for the three months ended September 30, 2024 increased to $20,130 from $18,549 for the three months ended September 30, 2023 due to the increase in professional fees.

Six months ended September 30, 2024 compared to six months ended September 30, 2023

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2024	2023	Changes

Operating Expenses	$14,898	$16,290	$(1,392)
Other Expenses	$25,023	$27,525	$(2,502)
Net Loss	$(39,921)	$(43,815)	$3,894

Our net loss for the six months ended September 30, 2024 decreased to $14,898 from $16,290 for the six months ended September 30, 2023 due to the decrease in professional fees and note interest expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2024 and March 31, 2024, respectively.

Working Capital

	As of	As of
	September 30,	March 31,
	2024	2024	Changes

Current Assets	$-	$-	$-
Current Liabilities	$755,569	$715,648	$39,921
Working Capital (Deficiency)	$(755,569)	$(715,648)	$(39,921)

As of September 30, 2024, we had a working capital deficiency of 755,569 as compared to $715,648 as March 31, 2024. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2024	2023	Changes

Net cash used in Operating Activities	$(23,898)	$(32,667)	$8,769
Net cash provided by Financing Activities	$23,898	$32,667	$(8,769)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the six months ended September 30, 2024, we used $23898 of cash for operations primarily as a result of the net loss of $39,921 decreased by net changes in operating liabilities of $16,023.

For the six months ended September 30, 2023, we used $32,667 of cash for operations primarily as a result of the net loss of $43,815 decreased by net changes in operating liabilities of $11,148.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the six months ended September 30, 2024 and 2023.

Cash Flow from Financing Activities

For the six months ended September 30, 2024 and 2023, we had net cash provided by financing activities of 23,898 and $32,667 from director advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30 ,2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: November 06, 2024	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

