Form 10-K
period 2025-03-31
PetroGas Co
filed 2025-06-30
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2024, was $126,819 based on a $0.0429 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

22,996,680 shares of common stock as of June 10, 2025.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of March 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Holders

As of June 10, 2025, we had 9 shareholders of record of our common stock with 22,996,680 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2025.

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

Our company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of our company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable our company to reach profitable operations. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans

Fiscal Years Ended March 31, 2025 and 2024

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2025 and 2024 and accompanying notes appended thereto that are included in this annual report.

Results of Operations

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2025	2024	Changes

Operating Expenses	$24,692	$38,040	$(13,348)
Other Income (Expense)	$33,670	$(52,548)	$86,218
Net Income (Loss)	$8,978	$(90,588)	$99,566

We did not recognize any revenue during the year ended March 31, 2025 and 2024.

The Company recognized net income of $8,978 during the year ended March 31, 2025 while incurred net loss of $90,588 during the year ended March 31, 2024. During the year ended March 31, 2025, the Company recognized gain on asset retirement obligations of $83,580.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2025	2024	Changes

Current Assets	$-	$-	$-
Current Liabilities	$790,250	$715,648	$74,602
Working Capital (Deficiency)	$(790,250)	$(715,648)	$(74,602)

 Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2025	2024	Changes

Net cash used in Operating Activities	$(29,942)	$(42,167)	$12,225
Net cash provided by Financing Activities	$29,942	$42,167	$(12,225)
Net changes in cash and cash equivalents	$-	$-	$-

As of March 31, 2025, we had a negative working capital of $790,250, as compared to a negative working capital of $715,648 as of March 31, 2024. The increase in working capital deficiency is attributed to the increase in amount due to the director of the Company and accrued interest.

Cash Flow from Operating Activities

For the year ended March 31, 2025, we used $29,942 of cash for operations primarily as a result of the net income of $8,978, offset by gain on asset retirement obligations of $83,580 and increased by net changes in operating assets and liabilities of $44,660.

For the year ended March 31, 2024, we used $42,167 of cash for operations primarily as a result of the net loss of $90,588, offset by net changes in operating assets and liabilities of $48,421.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the year ended March 31, 2025 and 2024.

Cash Flow from Financing Activities

For the year ended March 31, 2025 and 2024, we had $29,942 and $42,167 in net cash provided by financing activities received from advancement from the director of the Company, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETROGAS COMPANY

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Petrogas Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Petrogas Company as of March 31, 2025, and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company have an accumulated deficit of $(142,283,195), and a negative working capital of $(790,250). The Company is dependent on obtaining additional working capital funding from related and unaffiliated parties to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 2 to the financial statements, the Company had no significant revenues from the inception, and has accumulated deficit, and a working capital deficiency.

The Company is dependent on obtaining additional working capital funding from related party and unaffiliated parties to execute its plans and continue operations These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
•

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

•	We assessed the possibility of raising additional debt or credit,
•	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

June 30, 2025

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

June 24, 2024

PETROGAS COMPANY

BALANCE SHEETS

	March 31,	March 31,
	2025	2024
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	18,818	24,068
Accrued interest	347,896	297,986
Advances from related party	173,283	143,341
Convertible promissory notes, net of debt discount	200,286	200,286
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	790,250	715,648

Asset retirement obligations	-	83,580
	-	83,580

TOTAL LIABILITIES	790,250	799,228

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 22,996,680 shares issued and outstanding	22,997	22,997
Additional paid in capital	141,469,948	141,469,948
Accumulated deficit	(142,283,195)	(142,292,173)
TOTAL SHAREHOLDERS' DEFICIT	(790,250)	(799,228)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2025	2024

OPERATING EXPENSES
Oil exploration cost	$-	$900
Professional fees	24,692	37,140
Total operating expenses	24,692	38,040

Loss from Operations	(24,692)	(38,040)

OTHER INCOME (EXPENSE)
Gain on asset retirement obligations	83,580	-
Interest expense	(49,910)	(52,548)
Total other income (expense)	33,670	(52,548)

NET INCOME (LOSS)	$8,978	$(90,588)

BASIC NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)
DILUTED NET INCOME PER SHARE	$0.00	$-

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	22,996,680	22,455,001
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	43,025,218	-

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2025 AND 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - March 31, 2023	21,048,440	$21,048	$141,452,414	$(142,201,585)	$(728,123)
Issuance of common stock for note conversion	1,948,240	1,949	17,534	-	19,483
Net loss	-	-	-	(90,588)	(90,588)
Balance - March 31, 2024	22,996,680	$22,997	$141,469,948	$(142,292,173)	$(799,228)
Net income	-	-	-	8,978	8,978
Balance - March 31, 2025	22,996,680	$22,997	$141,469,948	$(142,283,195)	$(790,250)

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

	Year Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$8,978	$(90,588)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on asset retirement obligations	(83,580)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,250)	(4,126)
Accrued interest	49,910	52,547
Net cash used in Operating Activities	(29,942)	(42,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	29,942	42,167
Net cash provided by Financing Activities	29,942	42,167

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Conversion of convertible notes into common shares	$-	$19,483

The accompanying notes are an integral part of these audited financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through March 31, 2025. As of March 31, 2025, the Company has an accumulated deficit of $142,283,195. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying value of all assets and liabilities approximated their fair values as March 31, 2025 and 2024, respectively.

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

For the year ended March 31, 2024, net loss per shares as the result of the computation was anti-dilutive:

March 31,
2024
(Shares)
Convertible notes payable	20,028,538

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

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recently adopted accounting standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

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

During the year ended March 31, 2025, the Company determined that the asset has no expectation of future economic benefit. As a result, the asset retirement obligation liability was derecognized and gain on asset retirement obligations of $83,580 was recorded in the statement of operations.

As of March 31, 2025 and March 31, 2024, a total of $0 and $83,580 was recorded as asset retirement obligations, respectively.

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

As of March 31, 2025 and March 31, 2024, the promissory note payable was $42,683 and accrued interest payable was $38,375 and $31,972, respectively.

NOTE 6 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of March 31, 2025 and March 31, 2024, the promissory note payable was $6,962 and accrued interest payable was $813 and $674, respectively.

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

A debt discount on the notes was recognized of $174,000. As of March 31, 2025, the unamortized amount of the debt discounts has been fully amortized.

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

On September 30, 2019, the Company entered into a convertible promissory note for $9,483 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,483 was expensed upon issuance of the note. During the year ended March 31, 2025, the Company issued 948,240 shares of common stock for the conversion of the note of $9,483.

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

On June 30, 2020, the Company entered into a convertible promissory note for $10,000 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 35% per annum, and is convertible at $0.01 per share. The debt discount of $10,000 was expensed upon issuance of the note. During the year ended March 31, 2025, the Company issued 1,000,000 shares of common stock for the conversion of the note of $10,000.

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

As of March 31, 2025 and March 31, 2024, the convertible note payable was $200,286 and accrued interest payable was $307,566 and $264,198 respectively.

NOTE 8 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

During the year ended March 31, 2025 and 2023, the Company issued 1,948,240 shares of common stock for the conversion of convertible notes of $19,483.

As of March 31, 2025 and 2024, the issued and outstanding common shares were 22,996,680 shares and 21,048,440 shares, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2025 and 2024, the Director of the Company made advancement of $29,942 and $42,167 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As at March 31, 2025 and March 31, 2024, the Company had advances from related parties of $173,283 and $143,341 respectively.

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

 The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2025 and 2024, are as follows:

	March 31,	March 31,
	2025	2024
Net operating loss carryforward	$2,276,775	$2,202,173
Effective tax rate	21%	21%
Deferred tax asset	478,123	462,456
Less: Valuation allowance	(478,123)	(462,456)
Net deferred asset	$-	$-

As of March 31, 2025, the Company had approximately $2.3 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carryforward for twenty years, whereas NOLs generated after March 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2025 are subject to review by the tax authorities.

NOTE 11 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: oil and gas industry. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The CODM evaluate the performance of the oil and gas segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management, including our principal executive officer Mr. Huang Yu who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended March 31, 2025, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2025.

The matters involving internal controls and procedures that our company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2025.

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

19

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended March 31, 2025 and March 31, 2024.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Haung Yu President,	2025	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2024	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 10, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Huang Yu 2800 Post Oak Boulevard, Suite 4100 Houston TX 77056	20,037,500	87%
Directors and Executive Officers as a Group	20,037,500	87%

 _______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 10, 2025. As of June 10, 2025, there were 22,996,680 shares of our common stock issued and outstanding.

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

During the year ended March 31, 2025 and 2024, the Director of the Company made advancement of $29,942 and $42,167 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

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

On October 21, 2024, the Company dismissed Olayinka Oyebola & Co, Chartered Accountants (“OOC”) as its independent registered public accounting firm. The Company’s audit committee unanimously approved the decision to dismiss OOC. There have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) and no “reportable event” occurred (as that term is defined in Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended March 31, 2024 and the subsequent interim period up to and including the date of OOC’s dismissal between the Company and OOC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of OOC, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for those periods. On October 24, 2024, the Company appointed Boladale Lawal & Co (Chartered Accountants) (“BLC”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2025 and 2024, included herein, are set forth below.

Boladale Lawal & Co, Chartered Accountants

Fee Category	Year Ended March 31, 2025	Year Ended March 31, 2024

Audit Fees	$6,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$6,000	$-

Olayinka Oyebola & Co, Chartered Accountants

Fee Category	Year Ended March 31, 2025	Year Ended March 31, 2024

Audit Fees	$-	$6,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$6,000

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

PETROGAS COMPANY

Dated: June 30, 2025	By:	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30, 2025	/s/ Huang Yu
Huang Yu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

