Form 10-Q
period 2025-06-30
PetroGas Co
filed 2025-08-12
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

22,996,680 common shares issued and outstanding as of July 4, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

BALANCE SHEETS

	June 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	13,979	18,818
Accrued interest	360,339	347,896
Advances from related party	182,273	173,283
Convertible promissory notes, net of debt discount	200,286	200,286
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	806,844	790,250

TOTAL LIABILITIES	806,844	790,250

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
22,996,680 shares issued and outstanding	22,997	22,997
Additional paid in capital	141,469,948	141,469,948
Accumulated deficit	(142,299,789)	(142,283,195)
TOTAL SHAREHOLDERS' DEFICIT	(806,844)	(790,250)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024

OPERATING EXPENSES
Professional fees	$4,151	$7,348
Total operating expenses	4,151	7,348

Loss from Operations	(4,151)	(7,348)

OTHER EXPENSE
Interest expense	12,443	12,443
Total other expense	12,443	12,443

NET LOSS	$(16,594)	$(19,791)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,996,680	22,996,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Three Months Ended June 30, 2025

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance -March 31, 2025	22,996,680	$22,997	$141,469,948	$(142,283,195)	$(790,250)
Net loss	-	-	-	(16,594)	(16,594)
Balance -June 30, 2025	22,996,680	22,997	141,469,948	(142,299,789)	(806,844)

Three Months Ended June 30, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2024	22,996,680	$22,997	$141,469,948	$(142,292,173)	$(799,228)
Net loss	-	-	-	(19,791)	(19,791)
Balance - June 30, 2024	22,996,680	$22,997	$141,469,948	$(142,311,964)	$(819,019)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,594)	$(19,791)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,839)	(1,683)
Accrued interest	12,443	12,444
Net cash used in Operating Activities	(8,990)	(9,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	8,990	9,030
Net cash provided by Financing Activities	8,990	9,030

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through June 30, 2025. As of June 30, 2025, the Company has an accumulated deficit of $142,299,789. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on June 30, 2025.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as June 30, 2025 and March 31, 2025, respectively.

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

For the three months ended June 30, 2025 and 2024, net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	20,028,538	20,028,538

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

The Company is currently evaluating this guidance to determine the impact it may have on its financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its financial statements.

NOTE 4 – PROMISSORY NOTE – RELATED PARTY

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

As of June 30, 2025 and March 31, 2025, the promissory note payable was $42,683 and accrued interest payable was $39,971 and $38,375, respectively.

NOTE 5 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of June 30, 2025 and March 31, 2025, the promissory note payable was $6,962 and accrued interest payable was $848 and $813, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

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

A debt discount on the notes was recognized of $174,000. As of June 30, 2025, the unamortized amount of the debt discounts has been fully amortized.

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

As of June 30, 2025 and March 31, 2025, the convertible note payable was $200,286 and accrued interest payable was $318,378 and $307,566 respectively.

NOTE 7 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

During the year ended March 31, 2024, the Company issued 1,948,240 shares of common stock for the conversion of convertible notes of $19,483.

As of June 30, 2025 and March 31, 2025, the issued and outstanding common shares were 22,996,680 shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2025 and 2024, the Director of the Company made advancement of $8,990 and $9,030 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As at June 30, 2025 and March 31, 2025, the Company had advances from related parties of $182,273 and $173,283 respectively.

NOTE 9 – SEGMENT REPORTING

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2025	2024	Changes

Operating Expenses	$4,151	$7,348	$(3,197)
Other Expenses	$12,443	$12,443	$-
Net Loss	$(16,594)	$(19,791)	$3,197

Our net loss for the three months ended June 30, 2025 decreased to $16,594 from $19,791 for the three months ended June 30, 2024 due to the decrease in professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2025 and March 31, 2025, respectively.

Working Capital

	As of	As of
	June 30,	March 31,
	2025	2025	Changes

Current Assets	$-	$-	$-
Current Liabilities	$806,844	$790,250	$16,594
Working Capital (Deficiency)	$(806,844)	$(790,250)	$(16,594)

As of June 30, 2025, we had a working capital deficiency of 806,844 as compared to $790,250 as March 31, 2025. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2025	2024	Changes

Net cash used in Operating Activities	$(8,990)	$(9,030)	$40
Net cash provided by Financing Activities	$8,990	$9,030	$(40)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the three months ended June 30, 2025, we used $8,990 of cash for operations primarily as a result of the net loss of $16,594 decreased by net changes in operating liabilities of $7,604.

For the three months ended June 30, 2024, we used $9,030 of cash for operations primarily as a result of the net loss of $19,791 decreased by net changes in operating liabilities of $10,761.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the three months ended June 30, 2025 and 2024.

Cash Flow from Financing Activities

For the months ended June 30, 2025 and 2024, we had net cash provided by financing activities of $8,990 and $9,030 from director advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31 ,2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: August 12, 2025	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

