Form 10-Q
period 2025-09-30
PetroGas Co
filed 2025-11-03
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

22,996,680 common shares issued and outstanding as of October 14, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	17,479	18,818
Accrued interest	372,919	347,896
Advances from related party	184,423	173,283
Convertible promissory notes, net of debt discount	200,286	200,286
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	825,074	790,250

TOTAL LIABILITIES	825,074	790,250

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value 22,996,680 shares issued and outstanding	22,997	22,997
Additional paid in capital	141,469,948	141,469,948
Accumulated deficit	(142,318,019)	(142,283,195)
TOTAL SHAREHOLDERS' DEFICIT	(825,074)	(790,250)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

OPERATING EXPENSES
Professional fees	$5,650	$7,550	$9,801	$14,898
Total operating expenses	5,650	7,550	9,801	14,898

Loss from Operations	(5,650)	(7,550)	(9,801)	(14,898)

OTHER EXPENSE
Interest expense	12,580	12,580	25,023	25,023
Total other expense	12,580	12,580	25,023	25,023

NET LOSS	$(18,230)	$(20,130)	$(34,824)	$(39,921)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,996,680	22,996,680	22,996,680	22,996,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Six Months Ended September 30, 2025

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance -March 31, 2025	22,996,680	$22,997	$141,469,948	$(142,283,195)	$(790,250)
Net loss	-	-	-	(16,594)	(16,594)
Balance -June 30, 2025	22,996,680	22,997	141,469,948	(142,299,789)	(806,844)
Net loss	-	-	-	(18,230)	(18,230)
Balance -September 30, 2025	22,996,680	22,997	141,469,948	(142,318,019)	(825,074)

Six Months Ended September 30, 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - March 31, 2024	22,996,680	$22,997	$141,469,948	$(142,292,173)	$(799,228)
Net loss	-	-	-	(19,791)	(19,791)
Balance - June 30, 2024	22,996,680	$22,997	$141,469,948	$(142,311,964)	$(819,019)
Net loss	-	-	-	(20,130)	(20,130)
Balance - September 30, 2024	22,996,680	$22,997	$141,469,948	$(142,332,094)	$(839,149)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(34,324)	$(39,921)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,339)	(9,000)
Accrued interest	25,023	25,023
Net cash used in Operating Activities	(11,140)	(23,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	11,140	23,898
Net cash provided by Financing Activities	11,140	23,898

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through September 30, 2025. As of September 30, 2025, the Company has an accumulated deficit of $142,318,019. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2025 and March 31, 2025, respectively.

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

For the six months ended September 30, 2025 and 2024, net loss per shares as the result of the computation was anti-dilutive:

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

As of September 30, 2025 and March 31, 2025, the promissory note payable was $42,683 and accrued interest payable was $41,585 and $38,375, respectively.

NOTE 5 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three-month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of September 30, 2025 and March 31, 2025, the promissory note payable was $6,962 and accrued interest payable was $883 and $813, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

		September 30,	December 31,
	Expiry Date	2025	2024
Convertible Note - October 2017	Due on demand	$116,000	$116,000
Convertible Note - December 2017	Due on demand	3,530	3,530
Convertible Note - March 2018	Due on demand	20,773	20,773
Convertible Note - June 2018	Due on demand	10,667	10,667
Convertible Note - September 2018	Due on demand	7,167	7,167
Convertible Note - December 2018	Due on demand	2,411	2,411
Convertible Note - March 2019	Due on demand	10,194	10,194
Convertible Note - June 2019	Due on demand	7,244	7,244
Convertible Note - December 2019	Due on demand	4,454	4,454
Convertible Note - March 2020	Due on demand	5,712	5,712
Convertible Note - September 2020	Due on demand	4,884	4,884
Convertible Note - December 31, 2025	Due on demand	7,250	7,250
		200,286	200,286
Less: Non-current portion		(200,286)	(200,286)
Current portion		$-	$-

On July 10, 2017, a total of $174,000 was assigned from a promissory note to four individuals not related to the Company. Each of the convertible promissory notes has a principal value of $43,500, maturity date of July 10, 2019, bears interest at 4% per annum, and are convertible at a rate of $0.03 per share. On October 6, 2017, the four convertible promissory notes were amended to an interest rate of 0.5% per annum, the maturity date was amended to July 10, 2020, and the conversion price was amended to $0.01 per share. On October 11, 2017, four individual holders that have $174,000 of convertible promissory notes, converted a total of $58,000, or $14,500 each, for a total of 5,800,000, or 1,450,000 common shares each. A debt discount on the notes was recognized of $174,000. As of September 30, 2025, the unamortized amount of the debt discounts has been fully amortized. As of September 30, 2025, the outstanding principal balance of the convertible notes was $116,000.

On December 31, 2017, the Company entered into a convertible promissory note for $9,230 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,230 was expensed upon issuance of the note. On March 12, 2019, the note holder sold to three unaffiliated parties an interest in the note equal to the principal amount of $1,900 each. On May 1, 2019, total principal amount of $5,700 of the three $1,900 convertible notes was converted to 570,000 shares of common stock. As of September 30, 2025, the outstanding principal balance of the convertible note was $3,530.

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

On September 30, 2019, the Company entered into a convertible promissory note for $9,483 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 55% per annum, and is convertible at $0.01 per share. The debt discount of $9,483 was expensed upon issuance of the note. During the year ended March 31, 2024, the convertible note was fully converted to 948,240 shares of common stock.

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

On June 30, 2020, the Company entered into a convertible promissory note for $10,000 with an individual not related to the Company. The convertible promissory note is due on demand, bears interest at 35% per annum, and is convertible at $0.01 per share. The debt discount of $10,000 was expensed upon issuance of the note. During the year ended March 31, 2024, the convertible note was fully converted to 1,000,000 shares of common stock.

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

As of September 30, 2025 and March 31, 2025, the convertible note payable was $200,286 and accrued interest payable was $329,309 and $307,566 respectively.

NOTE 7 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

During the year ended March 31, 2024, the Company issued 1,948,240 shares of common stock for the conversion of convertible notes of $19,483.

As of September 30, 2025 and March 31, 2025, the issued and outstanding common shares were 22,996,680 shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2025 and 2024, the Director of the Company made advancement of $11,140 and $23,898 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As at September 30, 2025 and March 31, 2025, the Company had advances from related parties of $184,423 and $173,283 respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended September 30, 2025 compared to three months ended September 30, 2024

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Operating Expenses	$5,650	$7,550	$(1,900)
Other Expenses	$12,580	$12,580	$-
Net Loss	$(18,230)	$(20,130)	$1,900

Our net loss for the three months ended September 30, 2025 decreased to $18,230 from $20,130 for the three months ended September 30, 2024 due to the decrease in professional fees.

Six months ended September 30, 2025 compared to six months ended September 30, 2024

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Operating Expenses	$9,801	$14,898	$(5,097)
Other Expenses	$25,023	$25,023	$-
Net Loss	$(34,824)	$(39,921)	$5,097

Our net loss for the six months ended September 30, 2025 decreased to $34,824 from $39,921 for the six months ended September 30, 2024 due to the decrease in professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2025 and March 31, 2025, respectively.

Working Capital

	As of	As of
	September 30,	March 31,
	2025	2025	Changes

Current Assets	$-	$-	$-
Current Liabilities	$825,074	$790,250	$34,824
Working Capital (Deficiency)	$(825,074)	$(790,250)	$(34,824)

As of September 30, 2025, we had a working capital deficiency of $825,074 as compared to $790,250 as March 31, 2025. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Net cash used in Operating Activities	$(11,140)	$(23,898)	$12,758
Net cash provided by Financing Activities	$11,140	$23,898	$(12,758)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the six months ended September 30, 2025, we used $11,140 of cash for operations primarily as a result of the net loss of $34,824 decreased by net changes in operating liabilities of $23,684.

For the six months ended September 30, 2024, we used $23,898 of cash for operations primarily as a result of the net loss of $39,921 decreased by net changes in operating liabilities of $16,023.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the three months ended September 30, 2025 and 2024.

Cash Flow from Financing Activities

For the six months ended September 30, 2025 and 2024, we had net cash provided by financing activities of $11,140 and 23,898 from director advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31 ,2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: October 31, 2025	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

