Form 10-Q
period 2025-12-31
PetroGas Co
filed 2026-02-05
CIK 1609258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

22,996,680 common shares issued and outstanding as of January 27, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROGAS COMPANY

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$322	$322
Accounts payable and accrued liabilities	13,479	18,818
Accrued interest	385,499	347,896
Advances from related party	193,073	173,283
Convertible promissory notes, net of debt discount	200,286	200,286
Promissory note	6,962	6,962
Promissory note - related party	42,683	42,683
Total Current Liabilities	842,304	790,250

Asset retirement obligations	-	-
	-	-

TOTAL LIABILITIES	842,304	790,250

SHAREHOLDERS' DEFICIT
Common stock: 300,000,000 authorized; $0.001 par value
22,996,680 shares issued and outstanding	22,997	22,997
Additional paid-in capital	141,469,948	141,469,948
Accumulated deficit	(142,335,249)	(142,283,195)
TOTAL SHAREHOLDERS' DEFICIT	(842,304)	(790,250)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

OPERATING EXPENSES
Professional fees	$4,650	$3,500	$14,451	$18,398
Total operating expenses	4,650	3,500	14,451	18,398

Loss from Operations	(4,650)	(3,500)	(14,451)	(18,398)

OTHER EXPENSE
Interest expense	12,580	12,580	37,603	37,603
Total other expense	12,580	12,580	37,603	37,603

NET LOSS	$(17,230)	$(16,080)	$(52,054)	$(56,001)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,996,680	22,996,680	22,996,680	22,996,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

Nine Months Ended December 31, 2025

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance -March 31, 2025	22,996,680	$22,997	$141,469,948	$(142,283,195)	$(790,250)
Net loss	-	-	-	(16,594)	(16,594)
Balance -June 30, 2025	22,996,680	$22,997	$141,469,948	$(142,299,789)	$(806,844)
Net loss	-	-	-	(18,230)	(18,230)
Balance -September 30, 2025	22,996,680	$22,997	$141,469,948	$(142,318,019)	$(825,074)
Net loss	-	-	-	(17,230)	(17,230)
Balance -December 31, 2025	22,996,680	$22,997	$141,469,948	$(142,335,249)	$(842,304)

Nine Months Ended December 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2024	22,996,680	$22,997	$141,469,948	$(142,292,173)	$(799,228)
Net loss	-	-	-	(19,791)	(19,791)
Balance - June 30, 2024	22,996,680	$22,997	$141,469,948	$(142,311,964)	$(819,019)
Net loss	-	-	-	(20,130)	(20,130)
Balance - September 30, 2024	22,996,680	$22,997	$141,469,948	$(142,332,094)	$(839,149)
Net loss	-	-	-	(13,830)	(13,830)
Balance - December 31, 2024	22,996,680	$22,997	$141,469,948	$(142,345,924)	$(852,979)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(52,054)	$(56,001)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,339)	(7,000)
Accrued interest	37,603	37,603
Net cash used in Operating Activities	(19,790)	(25,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	19,790	25,398
Net cash provided by Financing Activities	19,790	25,398

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PETROGAS COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 2 – GOING CONCERN

The Company had no significant revenues from the inception through December 31, 2025. As of December 31, 2025, the Company has an accumulated deficit of $142,335,249. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as filed with the Securities and Exchange Commission on June 30, 2025.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2025 and March 31, 2025, respectively.

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

For the nine months ended December 31, 2025 and 2024, net loss per shares as the result of the computation was anti-dilutive:

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

As of December 31, 2025 and March 31, 2025, the promissory note payable was $42,683 and accrued interest payable was $43,199 and $38,375, respectively.

NOTE 5 – PROMISSORY NOTE

On May 31, 2019, the Company issued a promissory note to a legal firm at principal amount of $6,963 for the payable amount to a vendor. The note has a three-month term and bears interest at 2% per annum compounded monthly. The note is now at default.

As of December 31, 2025 and March 31, 2025, the promissory note payable was $6,962 and accrued interest payable was $918 and $813, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

		December 31,	December 31,
	Expiry Date	2025	2024
Convertible Note - October 2017	Due on demand	$116,000	$116,000
Convertible Note - December 2017	Due on demand	3,530	3,530
Convertible Note - March 2018	Due on demand	20,773	20,773
Convertible Note - June 2018	Due on demand	10,667	10,667
Convertible Note - September 2018	Due on demand	7,167	7,167
Convertible Note - December 2018	Due on demand	2,411	2,411
Convertible Note - March 2019	Due on demand	10,194	10,194
Convertible Note - June 2019	Due on demand	7,244	7,244
Convertible Note - December 2019	Due on demand	4,454	4,454
Convertible Note - March 2020	Due on demand	5,712	5,712
Convertible Note - September 2020	Due on demand	4,884	4,884
Convertible Note - December 2020	Due on demand	7,250	7,250
		200,286	200,286
Less: Non-current portion		(200,286)	(200,286)
Current portion		$-	$-

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

As of December 31 2025 and March 31, 2025, the convertible note payable was $200,286 and accrued interest payable was $340,240 and $307,566 respectively.

NOTE 7 – COMMON STOCK

The Company has 300,000,000 authorized common shares at $0.001 par value.

During the year ended March 31, 2024, the Company issued 1,948,240 shares of common stock for the conversion of convertible notes of $19,483.

As of December 31, 2025 and March 31, 2025, the issued and outstanding common shares were 22,996,680 shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2025 and 2024, the Director of the Company made advancement of $19,790 and $25,398 for operation expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As at December 31, 2025 and March 31, 2025, the Company had advances from related parties of $193,073 and $173,283 respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We have earned limited royalty revenues since inception.

Three months ended December 31, 2025 compared to three months ended December 31, 2024

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Operating Expenses	$4,650	$3,500	$1,150
Other Expenses	$12,580	$12,580	$-
Net Loss	$(17,230)	$(16,080)	$(1,150)

Our net loss for the three months ended December 31, 2025 decreased to $17,230 from $16,080 for the three months ended December 31, 2024 due to the increase in professional fees.

Nine months ended December 31, 2025 compared to nine months ended December 31, 2024

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Operating Expenses	$14,451	$18,398	$(3,947)
Other Expenses	$37,603	$37,603	$-
Net Loss	$(52,054)	$(56,001)	$3,947

Our net loss for the nine months ended December 31, 2025 decreased to $52,054 from $56,001 for the nine months ended December 31, 2024 due to the decrease in professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2025 and March 31, 2025, respectively.

Working Capital

	As of	As of
	December 31,	March 31,
	2025	2025	Changes

Current Assets	$-	$-	$-
Current Liabilities	$842,304	$790,250	$52,054
Working Capital (Deficiency)	$(842,304)	$(790,250)	$(52,054)

As of December 31, 2025, we had a working capital deficiency of $842,304 as compared to $790,250 as March 31, 2025. The increase in working capital deficiency was due to the increase in advances from related parties and accrued interest.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Net cash used in Operating Activities	$(19,790)	$(25,398)	$5,608
Net cash provided by Financing Activities	$19,790	$25,398	$(5,608)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

For the nine months ended December 31, 2025, we used $19,790 of cash for operations primarily as a result of the net loss of $52,054 decreased by net changes in operating liabilities of $32,264.

For the nine months ended December 31, 2024, we used $25,398 of cash for operations primarily as a result of the net loss of $56,001 decreased by net changes in operating liabilities of $30,603.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the nine months ended December 31, 2025 and 2024.

Cash Flow from Financing Activities

For the nine months ended December 31, 2025 and 2024, we had net cash provided by financing activities of $19,790 and 23,898 from director advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31 ,2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROGAS COMPANY
(Registrant)

Dated: February 5, 2026	/s/ Huang Yu
Huang Yu
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer an Principal Accounting Officer)

